Form 10-Q
period 1995-03-31
INLAND REAL ESTATE GROWTH FUND II LP
filed 1995-05-12
CIK 817652

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1995

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                    to
                               ------------------    ------------------

                           Commission File #0-16780

                   Inland Real Estate Growth Fund II, L.P.
            (Exact name of registrant as specified in its charter)


              Delaware                              #36-3547165
    (State or other jurisdiction      (I.R.S. Employer Identification Number)
  of incorporation or organization)


2901 Butterfield Road, Oak Brook, Illinois             60521
  (Address of principal executive office)             (Zip Code)


       Registrant's telephone number, including area code:  708-218-8000


                                      N/A
                ----------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                    -----    -----

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1995 and 1994
                                  (unaudited)

                                    Assets
                                    ------



                                                           1995             1994
                                                           ----             ----
Current assets:
  Cash and cash equivalents including amounts
    held by property manager (Note 1).............      $  107,270         107,020
  Accrued interest receivable.....................             186              55
                                                        ----------       ---------

    Total current assets..........................         107,456         107,075
                                                        ----------       ---------

Investment property (including acquisition fees
    paid to Affiliates of $59,500 at March 31,
    1995 and December 31, 1994 (Notes 1 and 2):
  Land............................................         438,389         438,389
  Building and improvements.......................       1,096,872       1,096,872
                                                        ----------       ---------

                                                         1,535,261       1,535,261
  Less accumulated depreciation...................         219,569         210,428
                                                        ----------       ---------
    Total investment property, net of
      accumulated depreciation....................       1,315,692       1,324,833
                                                        ----------       ---------

Installment contracts receivable (Note 3).........          80,000          80,000
Accrued rents receivable (Notes l and 4)..........          71,391          70,250
Deferred loan costs (net of accumulated
  amortization of $43,998 and $42,991 at
  March 31, 1995 and December 31, 1994,
  respectively) (Note 1)..........................           4,190           5,197
Deferred leasing fees to Affiliates (net of
  accumulated amortization of $8,663 and $7,996
  at March 31, 1995 and December 31, 1994,
  respectively) (Note 1)..........................          17,323          17,990
                                                        ----------       ---------

Total assets......................................      $1,596,052       1,605,345
                                                        ==========       =========


                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1995 and 1994
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------

                                                        1995            1994
                                                        ----            ----
Current liabilities:
  Accounts payable and accrued expenses..........   $     6,607             424
  Current portion of long-term debt..............        14,707          14,439
  Accrued interest payable.......................         5,820           5,841
  Due to Affiliates (Note 2).....................         5,904             175
                                                    -----------      ----------
    Total current liabilities....................        33,038          20,879
                                                    -----------      ----------
Commission payable to Affiliates (Note 2)........       135,000         135,000
Long-term debt, less current portion.............       932,219         935,998
                                                    -----------      ----------
    Total liabilities............................     1,100,257       1,091,877
                                                    -----------      ----------
Deferred gain on sale of investment property
  (Note 3).......................................         9,950           9,950

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution.........................           500             500
    Cumulative net income........................        14,055          14,032
    Cumulative cash distributions................        (2,311)         (2,131)
                                                    -----------      ----------
                                                         12,244          12,401
                                                    -----------      ----------
  Limited Partners:
    Units of $1,000. Authorized 25,000 Units,
      4,004.25 Units outstanding March 31, 1995
      and at December 31, 1994 (net of offering
      costs of $462,849, of which $59,476 was
      paid to Affiliates)........................     3,541,408       3,541,408
    Cumulative net income........................     1,391,504       1,389,200
    Cumulative cash distributions................    (4,459,311)     (4,439,491)
                                                    -----------      ----------
                                                        473,601         491,117
                                                    -----------      ----------
      Total Partners' capital....................       485,845         503,518
                                                    -----------      ----------
Total liabilities and Partners' capital..........   $ 1,596,052       1,605,345
                                                    ===========      ==========





                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1995 and 1994
                                  (unaudited)

                                                                      1995            1994
                                                                    -------         -------
Income:
        Rental income (Note 4)...................................   $51,661          51,661
        Interest income..........................................     2,841           9,079
                                                                    -------          ------
                                                                     54,502          60,740
                                                                    -------          ------
Expenses:
        Professional services to Affiliates......................     3,420           3,368
        Professional services to non-affiliates..................    15,500          18,665
        General and administrative expenses to
                Affiliates.......................................     3,834           2,104
        General and administrative expenses to
                non-affiliates...................................       621           4,469
        Property operating expenses to Affiliates................       505             505
        Property operating expenses to non-affiliates............        -               22
        Mortgage interest........................................    17,480          15,635
        Depreciation.............................................     9,141           9,141
        Amortization.............................................     1,674           1,674
                                                                    -------          ------
                                                                     52,175          55,583
                                                                    -------          ------
Operating income.................................................     2,327           5,157
Gain on sale of investment property (Note 3).....................        -               48
                                                                    -------          ------
Net income.......................................................   $ 2,327           5,205
                                                                    =======          ======


                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

              For the three months ended March 31, 1995 and 1994
                                  (unaudited)

                                                            1995      1994
                                                           ------    ------
Net income allocated to:
     General Partner...................................    $   23        52
     Limited Partners..................................     2,304     5,153
                                                           ------    ------
          Net income...................................    $2,327     5,205
                                                           ======    ======

Net income allocated to the one General Partner Unit:
     Operating income..................................        23        51
     Gain on sale of investment property...............         -         1
                                                           ------    ------
                                                           $   23        52
                                                           ======    ======

Net income per weighted average Limited Partner Unit
     (4,004.25 for 1995 and 1994):
     Operating income..................................       .58      1.27
     Gain on sale of investment property...............         -       .02
                                                           ------    ------
                                                           $  .58      1.29
                                                           ======    ======




                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1995 and 1994
                                  (unaudited)

                                                             1995        1994
                                                           --------    --------
Cash flows from operating activities:
    Net income.........................................    $  2,327       5,205
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Accrued rents receivable.......................      (1,141)     (1,141)
        Depreciation...................................       9,141       9,141
        Amortization...................................       1,674       1,674
        Gain on sale of investment property............           -         (48)
        Changes in assets and liabilities:
            Accrued interest receivable................        (131)        153
            Accounts payable and accrued expenses......       6,183      13,545
            Accrued interest payable...................         (21)        (20)
            Due to Affiliates..........................       5,729       3,829
            Real estate tax deposits held for others...           -       1,093
            Unearned income............................           -         (83)
                                                           --------    --------
Net cash provided by operating activities..............      23,761      33,348
                                                           --------    --------
Cash flows from investing activities:
    Principal payments collected.......................           -         326
                                                           --------    --------
Net cash provided by investing activities..............           -         326
                                                           --------    --------
Cash flows from financing activities:
    Principal payments of long-term debt...............      (3,511)     (3,757)
    Distributions......................................     (20,000)   (265,101)
                                                           --------    --------
Net cash used in financing activities..................     (23,511)   (268,858)
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents...         250    (235,184)
Cash and cash equivalents at beginning of period.......     107,020     345,030
                                                           --------    --------
Cash and cash equivalents at end of period.............    $107,270     109,846
                                                           ========    ========

Supplemental disclosure of cash flow information:
        Cash paid for mortgage and other interest......    $ 17,502      15,656
                                                           ========    ========






                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1995
                                  (unaudited)


Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1994, which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. As of March 31, 1995, the Partnership has repurchased a total of 34 Units ($33,993) from various Limited Partners through the Unit Repurchase Program. At March 31, 1995, included in cash and cash equivalents, is approximately $12,000 restricted for use by the Unit Repurchase Program. Inland Real Estate Investment Corporation is the General Partner.

Offering costs have been offset against the Limited Partners' capital accounts.

Deferred loan costs are amortized on a straight-line basis over the life of the loan. Deferred leasing fees are amortized on a straight-line basis over the term of the related lease.

Installment contracts receivable origination fees received are deferred as unearned income and amortized as yield adjustments on a straight-line basis over the life of the related installment contracts receivable.

Investment properties are recorded at cost. The Partnership uses the straight-line method of depreciation with useful lives of thirty years for building and improvements.

Maintenance and repair expenses are charged to operations as incurred. Significant improvements are capitalized and depreciated over their estimated useful lives.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1995
                                  (unaudited)



Rental income is recognized on a straight-line basis over the term of the lease. The excess of rental income earned over the cash rent due under the provisions of the lease agreement is recorded as accrued rent receivable.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation. Such reclassifications did not change the 1994 reported results.

In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations. Interim periods are not necessarily indicative of results to be expected for the year.

(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $5,904 and $175 remained unpaid at March 31, 1995 and December 31, 1994, respectively.

In connection with the sales at Wellington Place, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $505 for the three months ended March 31, 1995 and 1994, have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.

As of March 31, 1995, the General Partner has deferred receipt of its portion of distributions of net cash flow of the Partnership of $5,957.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1995
                                  (unaudited)



(3) Installment Contracts Receivable

During 1991, the Partnership sold all of the eighteen buildings comprising the Wellington Place apartment complex to unaffiliated third parties. The Partnership had recorded wrap around installment contracts receivable of $3,988,999 as a result of these sales, with interest rates ranging from 10.5% to 10.9% due over seven to ten years. The gain of $616,858 was to be recognized as cash was received over the life of the related installment contracts.

As of March 31, 1995, the Partnership has received complete prepayments on all of the eighteen installment contracts receivable amounting to $3,609,589, which included prepayment penalties of $10,830, less credit to the borrowers for prepaid interest. In conjuction with five of the prepayments, the Partnership provided a single borrower with five second mortgages, in the amount of $16,000 each, which require interest-only payments at the rate of 10% per annum with a final balloon payment due June 30, 1998, collateralized by five of the buildings previously sold.

(4) Accrued Rents Receivable

The health club lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include $1,141 in 1995 and 1994 of rental income for the period of occupancy for which stepped rent increases apply and $71,391 and $70,520 in related accounts receivable as of March 31, 1995 and December 31, 1994, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

(5) Subsequent Events

During April 1995, the Partnership paid a distribution of $20,412 of which $14,330 was distributed to the Limited Partners and $6,082 was distributed to the General Partner. The General Partner's distribution included $125 for first quarter earnings and $5,957 for prior years' deferred distributions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, of which $3,077,513 was invested in two properties. In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of March 31, 1995, the Partnership has repurchased 34 Units ($33,993) from various Limited Partners through the Unit Repurchase Program.

At March 31, 1995, the Partnership had cash and cash equivalents of $107,270 which includes approximately $12,000 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash for working capital requirements and cash distributions.

The Partnership is generating sufficient cash flow to cover operating expenses and debt service. To the extent that these sources are insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing or may sell the remaining property.


Results of Operations

As of December 31, 1991, the Partnership had sold all of the eighteen buildings comprising the Wellington Place Apartment complex. The remaining property owned by the Partnership, a health club, is leased until October 2001 to Scandinavian Health Spa Inc., a wholly owned subsidiary of Bally's Health and Tennis Corporation on a "triple-net" basis, which means that in addition to paying base rent, the tenant is also responsible for the payment of insurance, real estate taxes and maintenance. The General Partner does not anticipate an early termination of this lease.

Interest income decreased for the three months ended March 31, 1995, as compared to the three months ended March 31, 1994, due to the prepayment of the remaining original installment contract receivable in October 1994. As of March 31, 1995 the Partnership has received complete prepayments on all of the eighteen installment contracts receivable originally due in 2001, amounting to $3,609,589, which included prepayment penalties of $10,830, less credit to the borrowers for prepaid interest. In conjunction with five of the prepayments, the Partnership provided a single borrower with five second mortgages in the amount of $16,000 each, which require interest-only payments at the rate of 10% per annum with a final balloon payment due June 30, 1998, collateralized by five of the buildings previously sold.

The gain on the sale of investment properties in 1994 is the result of the installment sales of the eighteen buildings comprising the Wellington Place apartment complex. The total gain from these sales of $616,858 will be recognized over the life of the related installment contracts, or if prepaid, as cash is received. As of March 31, 1995, the remaining deferred gain is $9,950 which will be recognized with the final balloon payment of the second mortgages.

The decrease in professional services to non-affiliates for the three months ended March 31, 1995, as compared to the three months ended March 31, 1994, is due to a decrease in accounting fees.

The increase in general and administrative expenses to Affiliates for the three months ended March 31, 1995, as compared to the three months ended March 31, 1994, is due to increases in data processing and investor services expenses. The decrease in general and administrative expenses to non-affiliates for the three months ended March 31, 1995, as compared to the three months ended March 31, 1994, is due to a decrease in the Illinois replacement tax.

The increase in mortgage interest expense for the three months ended March 31, 1995, as compared to the three months ended March 31, 1994, is due to an increase in the adjustable rate mortgage on the health club property from 6.5% to 7.375% in May 1994.



                                    PART II


Items 1 through 6 (b) are omitted because of the absence of conditions under which they are required.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        INLAND REAL ESTATE GROWTH FUND II, L.P.

                        By: Inland Real Estate Investment Corporation General Partner



                        By:     Robert D. Parks
                                Chairman
                        Date:   May 11, 1995



                        By:     Patricia A. Challenger
                                Senior Vice President
                        Date:   May 11, 1995



                        By:     Cynthia M. Hassett
                                Principal Financial Officer and
                                Principal Accounting Officer
                        Date:   May 11, 1995