Form 10-Q
period 1995-09-30
INLAND REAL ESTATE GROWTH FUND II LP
filed 1995-11-13
CIK 817652

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1995


                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from __________________ to __________________

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
                (Former name, former address and former fiscal
                      year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ---    ---

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets

                   September 30, 1995 and December 31, 1994
                                  (unaudited)

                                    Assets
                                    ------

                                                            1995         1994
                                                         ----------   ----------
Current assets:
  Cash and cash equivalents including amounts
    held by property manager (Note 1)..................  $  102,600      107,020
  Accrued interest receivable..........................          50           55
                                                         ----------      -------
    Total current assets...............................     102,650      107,075
                                                         ----------      -------
Investment property (including acquisition fees
  paid to Affiliates of $59,500 at September 30,
  1995 and December 31, 1994) (Notes 1 and 2):
  Land.................................................     438,389      438,389
  Building and improvements............................   1,096,872    1,096,872
                                                         ----------    ---------
                                                          1,535,261    1,535,261
  Less accumulated depreciation........................     237,850      210,428
                                                         ----------    ---------
    Total investment property, net of accumulated
      depreciation.....................................   1,297,411    1,324,833
                                                         ----------    ---------
Installment contracts receivable (Note 3)..............      80,000       80,000
Accrued rents receivable (Notes l and 4)...............      73,672       70,250
Deferred loan costs (net of accumulated
  amortization of $46,011 and $42,991 at
  September 30, 1995 and December 31, 1994,
  respectively) (Note 1)...............................       2,177        5,197
Deferred leasing fees to Affiliates (net of
  accumulated amortization of $9,995 and $7,996
  at September 30, 1995 and December 31, 1994,
  respectively) (Note 1)...............................      15,991       17,990
                                                         ----------    ---------
Total assets...........................................  $1,571,901    1,605,345
                                                         ==========    =========

                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1995 and December 31, 1994
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------

                                                         1995          1994
                                                     -----------    -----------
Current liabilities:
  Accounts payable and accrued expenses...........   $     1,655            424
  Current portion of long-term debt...............       941,136         14,439
  Accrued interest payable........................         7,549          5,841
  Due to Affiliates (Note 2)......................         2,041            175
                                                     -----------    -----------
    Total current liabilities.....................       952,381         20,879
                                                     -----------    -----------
Commission payable to Affiliates (Note 2).........       135,000        135,000
Long-term debt, less current portion..............          -           935,998
                                                     -----------    -----------
    Total liabilities.............................     1,087,381      1,091,877
                                                     -----------    -----------
Deferred gain on sale of investment property
  (Note 3)........................................         9,950          9,950

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................           500            500
    Cumulative net income.........................        14,342         14,032
    Cumulative cash distributions.................        (8,568)        (2,131)
                                                     -----------    -----------
                                                           6,274         12,401
                                                     -----------    -----------
  Limited Partners:
    Units of $1,000. Authorized 25,000 Units,
      4,004.25 Units outstanding September 30,
      1995 and at December 31, 1994 (net of
      offering costs of $462,849, of which
      $59,476 was paid to Affiliates).............     3,541,408      3,541,408
    Cumulative net income.........................     1,419,871      1,389,200
    Cumulative cash distributions.................    (4,492,983)    (4,439,491)
                                                     -----------    -----------
                                                         468,296        491,117
                                                     -----------    -----------
      Total Partners' capital.....................       474,570        503,518
                                                     -----------    -----------
Total liabilities and Partners' capital...........   $ 1,571,901      1,605,345
                                                     ===========    ===========

                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1995 and 1994
                                  (unaudited)

                                                    Three months             Nine months
                                                       ended                    ended
                                                    September 30,           September 30,
                                                --------------------    --------------------
                                                  1995        1994        1995       1994
                                                --------    --------    --------   ---------
Income:
  Rental income (Note 4)......................   $51,661     51,661      154,983    154,983
  Interest income.............................     3,016      8,451        8,851     25,996
  Other income................................       -          222        2,388      4,281
                                                 -------    -------     --------   --------
                                                  54,677     60,334      166,222    185,260
                                                 -------    -------     --------   --------
Expenses:
  Professional services to
    Affiliates................................     3,201      2,439        9,113      9,975
  Professional services to
    non-affiliates............................      -           196       15,600     18,940
  General and administrative
    expenses to Affiliates....................     3,725      2,657       11,433      8,648
  General and administrative
    expenses to non-affiliates................       638      1,986        2,690      7,931
  Property operating expenses to
    Affiliates................................       505        505        1,515      1,515
  Property operating expenses to
  non-affiliates..............................     1,219       -           1,344         22
  Mortgage interest...........................    22,667     17,608       61,105     50,215
  Depreciation................................     9,141      9,141       27,422     27,422
  Amortization................................     1,673      1,674        5,019      5,020
                                                 -------    -------     --------   --------
                                                  42,769     36,206      135,241    129,688
                                                 -------    -------     --------   --------
Operating income.............................     11,908     24,128       30,981     55,572

Gain on sale of investment property
  (Note 3)...................................       -            49         -           145
                                                 -------    -------     --------   --------
Net income...................................    $11,908     24,177       30,981     55,717
                                                 =======    =======     ========   ========

                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

        For the three and nine months ended September 30, 1995 and 1994
                                  (unaudited)


                                        Three months         Nine months
                                           ended                ended
                                        September 30,       September 30,
                                       ----------------    ---------------
                                        1995      1994      1995     1994
                                       -------   ------    ------   ------
Net income allocated to:
  General Partner..................    $   119      242       310      557
  Limited Partners.................     11,789   23,935    30,671   55,160
                                       -------   ------    ------   ------
    Net income.....................    $11,908   24,177    30,981   55,717
                                       =======   ======    ======   ======
Net income allocated to the one
  General Partner Unit:
  Operating income.................        119      242       310      556
  Gain on sale of investment
    property.......................          -        -         -        1
                                       -------   ------    ------   ------
                                       $   119      242       310      557
                                       =======   ======    ======   ======
Net income per weighted average
  Limited Partner Unit (4,004.25
  for 1995 and 1994):

  Operating income.................       2.94     5.96      7.66    13.74
  Gain on sale of investment
    property.......................          -      .02         -      .04
                                       -------   ------    ------   ------
                                       $  2.94     5.98      7.66    13.78
                                       =======   ======    ======   ======

                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1995 and 1994
                                  (unaudited)


                                                      1995        1994
                                                    --------     ------
Cash flows from operating activities:
  Net income.....................................   $ 30,981     55,717
  Adjustments to reconcile net income to net
    cash provided by operating activities:
   Accrued rents receivable......................     (3,422)    (3,422)
   Depreciation..................................     27,422     27,422
   Amortization..................................      5,019      5,020
   Gain on sale of investment property...........          -       (145)
   Changes in assets and liabilities:
     Accrued interest receivable.................          5        181
     Accounts payable and accrued expenses.......      1,231       (409)
     Accrued interest payable....................      1,708        637
     Due to Affiliates...........................      1,866       (188)
     Real estate tax deposits held for others....          -     (1,235)
     Unearned income.............................          -       (251)
                                                    --------   --------
Net cash provided by operating activities........     64,810     83,327
                                                    --------   --------
Cash flows from investing activities:
  Principal payments collected...................          -      1,006
                                                    --------   --------
Net cash provided by investing activities........          -      1,006
                                                    --------   --------
Cash flows from financing activities:
  Principal payments of long-term debt...........     (9,301)   (10,794)
  Distributions..................................    (59,929)  (311,175)
                                                    --------   --------
Net cash used in financing activities............    (69,230)  (321,969)
                                                    --------   --------
Net decrease in cash and cash equivalents........     (4,420)  (237,636)
Cash and cash equivalents at beginning of period.    107,020    345,030
                                                    --------   --------
Cash and cash equivalents at end of period.......   $102,600    107,394
                                                    ========   ========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest.......  $ 59,398     49,578
                                                    ========   ========

                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1995
                                  (unaudited)


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

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. As of September 30, 1995, the Partnership has repurchased a total of 34 Units ($33,993) from various Limited Partners through the Unit Repurchase Program. At September 30, 1995, included in cash and cash equivalents, is approximately $12,500 restricted for use by the Unit Repurchase Program. Inland Real Estate Investment Corporation is the General Partner.

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

                              September 30, 1995
                                  (unaudited)



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

(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $2,041 and $175 remained unpaid at September 30, 1995 and December 31, 1994, respectively.

In connection with the sales at Wellington Place, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $1,515 for the nine months ended September 30, 1995 and 1994, have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1995
                                  (unaudited)



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

As of September 30, 1995, the Partnership has received complete prepayments on all of the eighteen installment contracts receivable amounting to $3,609,589, which included prepayment penalties of $10,830, less credit to the borrowers for prepaid interest. In conjunction with five of the prepayments, the Partnership provided a single borrower with five second mortgages, in the amount of $16,000 each, which require interest-only payments at the rate of 10% per annum with a final balloon payment due June 30, 1998, collateralized by five of the buildings previously sold.

(4)     Accrued Rents Receivable

The health club lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include $3,422 in 1995 and 1994 of rental income for the period of occupancy for which stepped rent increases apply and $73,671 and $70,250 in related accounts receivable as of September 30, 1995 and December 31, 1994, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

(5) Subsequent Events

During October 1995, the Partnership paid a distribution of $16,342, of which $16,199 was distributed to the Limited Partners and $143 was distributed to the General Partner.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, of which $3,077,513 was invested in two properties. In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of September 30, 1995, the Partnership has repurchased 34 Units ($33,993) from various Limited Partners through the Unit Repurchase Program.

At September 30, 1995, the Partnership had cash and cash equivalents of $102,600 which includes approximately $12,500 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash for working capital requirements and cash distributions.

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

Interest income decreased for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, due to the prepayment of the remaining original installment contract receivable in October 1994. As of September 30, 1995 the Partnership has received complete prepayments on all of the eighteen installment contracts receivable originally due in 2001, amounting to $3,609,589, which included prepayment penalties of $10,830, less credit to the borrowers for prepaid interest. In conjunction with five of the prepayments, the Partnership provided a single borrower with five second mortgages in the amount of $16,000 each, collateralized by five of the buildings previously sold, which require interest-only payments at the rate of 10% per annum with a final balloon payment due June 30, 1998.

The gain on the sale of investment properties in 1994 is the result of the installment sales of the eighteen buildings comprising the Wellington Place apartment complex. The total gain from these sales of $616,858 will be recognized over the life of the related installment contracts, or if prepaid, as cash is received. As of September 30, 1995, the remaining deferred gain is $9,950 which will be recognized with the final balloon payment of the second mortgages.

The decrease in professional services to Affiliates and non-affiliates for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, is due to a decrease in accounting fees.

The increase in general and administrative expenses to Affiliates for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, is due to an increase in investor services expenses. The decrease in general and administrative expenses to non-affiliates for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, is due to a decrease in the Illinois replacement tax.

The increase in mortgage interest expense for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, is due to increases in the adjustable rate mortgage on the health club property from 6.5% to 7.375% in May 1994, and then to 9.625% in May 1995.



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



                        INLAND REAL ESTATE GROWTH FUND II, L.P.

                        By: Inland Real Estate Investment Corporation General Partner



                        By:     Robert D. Parks
                                Chairman
                        Date:   November 13, 1995



                        By:     Cynthia M. Hassett
                                Principal Financial Officer and
                                Principal Accounting Officer
                        Date:   November 13, 1995