Form 10-K405
period 1995-12-31
INLAND REAL ESTATE GROWTH FUND II LP
filed 1996-04-01
CIK 817652

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1995


                                      or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                           Commission file #0-16780


                    Inland Real Estate Growth Fund II, L.P.
            (Exact name of registrant as specified in its charter)


               Delaware                                36-3547165
       (State of organization)           (I.R.S. Employer Identification Number)


2901 Butterfield Road, Oak Brook, Illinois               60521
 (Address of principal executive office)               (Zip Code)


Registrant's telephone number, including area code:  708-218-8000


          Securities registered pursuant to Section 12(b) of the Act:

   Title of each class:          Name of each exchange on which registered:
           None                                     None


          Securities registered pursuant to Section 12(g) of the Act:

                           LIMITED PARTNERSHIP UNITS
                               (Title of class)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [X]

State the aggregate market value of the voting stock held by nonaffiliates of
the registrant.   Not applicable.

The Prospectus of the Registrant dated September 21, 1987, as supplemented to date and filed pursuant to Rule 424(b) and 424(c) under the Securities Act of 1933 is incorporated by reference in Parts I, II and III of this Annual Report on Form 10-K.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)


                               TABLE OF CONTENTS


                                    Part I                                 Page


Item  1.  Business ......................................................    3

Item  2.  Properties ....................................................    4

Item  3.  Legal Proceedings .............................................    4

Item  4.  Submission of Matters to a Vote of Security Holders ...........    4


                                    Part II

Item  5.  Market for the Partnership's Limited Partnership Units and
          Related Security Holder Matters ...............................    5

Item  6.  Selected Financial Data .......................................    5

Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...........................    7

Item  8.  Financial Statements and Supplementary Data ...................   10

Item  9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure ......................................   25


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant ............   25

Item 11.  Executive Compensation ........................................   30

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management ....................................................   31

Item 13.  Certain Relationships and Related Transactions ................   31


                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K ......................................................   32

SIGNATURES ..............................................................   33

                                     PART I

Item 1.  Business

The Registrant, Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution, of which $3,077,513 was invested in two properties. In addition, offering proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. All of the holders of these Units have been admitted to the Partnership. As of December 31, 1995, the Partnership has repurchased through the Unit Repurchase Program a total of 34 units ($33,993) from various Limited Partners. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

The Partnership is engaged solely in the business of real estate investment. A presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership has made real property investments as set forth in the following table:

          Name of               Number      Purchase             Type of
   property and location       of Units       Date            Ownership(a)
- ---------------------------    --------    -----------    ---------------------
Wellington Place Apartments      108        04/19/88      Fee ownership of land
Carol Stream, Illinois                     (Sold 1991)    and improvements

Scandinavian Health Club         N/A        04/21/89      Fee ownership of land
Columbus, Ohio                                            and improvements


(a) Reference is made to Notes (2) and (3) of the Notes to Financial Statements filed with this Annual Report for the current outstanding principal balance and a description of the mortgage indebtedness secured by the Partnership's real property investment.

As of December 31, 1991, the Partnership had sold all of the eighteen buildings comprising the Wellington Place apartment complex for a total gross sales price of approximately $4,472,000. Of the total gross sales proceeds, $80,000 remains to be received through installment contracts receivable with final balloon payment due June 30, 1998. Reference is made to Note (2) of the Notes to Financial Statements filed with this Annual Report for a description of the remaining installment contracts receivable.

The Partnership's remaining real property investment is located in Columbus, Ohio and is subject to competition from similar types of properties in the vicinity in which it is located. This property is fully leased to Scandinavian Health Club. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenues or assets by geographic region, and such a presentation is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.


The Partnership had no employees during 1995.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 and Note (5) of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made.


Item 2.  Properties

The Partnership owns directly the properties referred to under Item 1 above to which reference is hereby made for a description of the properties.


Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1995.

                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1995, there were 333 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

Although the Partnership has established a Unit Repurchase Program, funds for repurchase of Units are limited. Reference is made to "Unit Repurchase Program" on page 18 of the Prospectus of the Partnership dated September 21, 1987, incorporated herein by reference. The Partnership has approximately $13,000 restricted for the repurchase of Units at December 31, 1995.

Item 6.  Selected Financial Data

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

       For the years ended December 31, 1995, 1994, 1993, 1992 and 1991

                 (not covered by Independent Auditors' Report)

                            1995       1994       1993       1992       1991
                        ----------- ---------- ---------- ---------- ----------
Total assets........... $1,566,598   1,605,345  2,102,637  5,782,317  6,603,003
                        =========== ========== ========== ========== ==========

Long-term debt(c)...... $     -        935,998    949,279  2,289,201    979,881
                        =========== ========== ========== ========== ==========

Total income........... $  222,952     242,879    538,846    674,159    807,010
                        =========== ========== ========== ========== ==========

                            1995       1994       1993       1992       1991
                        ----------- ---------- ---------- ---------- ----------
Operating income....... $    44,837     78,526    292,863    327,313    121,613
Gain on sale of
  investment property..        -        31,118    503,529      2,671     69,590
                        ----------- ---------- ---------- ---------- ----------
Net income............. $    44,837    109,644    796,392    329,984    191,203
                        =========== ========== ========== ========== ==========

Net income allocated
  to the one General
  Partner Unit:

Operating income.......         448        785      2,929      3,273      1,216
Gain on sale of
  investment property..        -           311      5,035         27        696
                        ----------- ---------- ---------- ---------- ----------
                        $       448      1,096      7,964      3,300      1,912
                        =========== ========== ========== ========== ==========

Net income allocated
  per Limited
  Partnership Unit (b):

Operating income.......       11.09      19.41      72.41      80.92      29.99
Gain on sale of
  investment property..        -          7.69     124.49        .66      17.16
                        ----------- ---------- ---------- ---------- ----------
                        $     11.09      27.10     196.90      81.58      47.15
                        =========== ========== ========== ========== ==========

Cash distributions
  to Limited Partners.. $    69,690    553,096  2,453,208    960,285    150,784
                        =========== ========== ========== ========== ==========

Cash distributions
  to Limited Partners
  per Unit (b)......... $     17.40     138.13     612.65     239.82      37.56
                        =========== ========== ========== ========== ==========

Weighted Average of
  Limited Partnership
  Units outstanding....    4,004.25   4,004.25   4,004.25   4,004.25   4,014.25
                        =========== ========== ========== ========== ==========

  (a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

  (b) The net income and cash distribution per Limited Partner Unit data are based upon the weighted average number of such Units.

  (c) Reference is made to Notes (2) and (3) of the Notes to Financial Statements filed with this Annual Report for further discussion of long-term debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, not including the General Partner's contribution, of which $3,077,513 was invested in two properties (as described in Note (2) of the Notes to Financial Statements filed with this Annual Report). In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of December 31, 1995, the Partnership has repurchased 34 Units ($33,993) from various Limited Partners through the Unit Repurchase Program.

At December 31, 1995, the Partnership had cash and cash equivalents of $106,980 which includes approximately $12,500 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash for working capital requirements and cash distributions.

As of December 31, 1991, the Partnership had sold all of the eighteen buildings comprising the Wellington Place apartment complex for a total gross sales price of approximately $4,472,000. Reference is made to Note (2) of the Notes to Financial Statements filed with this Annual Report for a description of the sale of buildings in this complex during 1991 and the prepayments of the related installment contracts receivable.

During 1995, the remaining property owned by the Partnership was generating sufficient cash flow to cover operating expenses, pay debt service and make distributions to Partners. To the extent that these sources are insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing or may sell this property.

The General Partner has agreed to make, if necessary, a Supplemental Capital Contribution. The Supplemental Capital Contribution shall be in an amount which will enable the Partnership to pay a liquidating distribution to the Limited Partners equal to their Adjusted Invested Capital plus a noncompounded Minimum Return of 2% per annum on their Invested Capital. After consideration of the Supplemental Capital Contribution, the Partnership believes that it has sufficient funds to satisfy its obligations.

Results of Operations

As of December 31, 1991, the Partnership had sold all of the eighteen buildings comprising the Wellington Place apartment complex. The remaining property owned by the Partnership, a health club, is leased until October 2001 to Scandinavian Health Spa Inc., a wholly owned subsidiary of Bally's Health and Tennis Corporation on a "triple-net" basis, which means that in addition to paying base rent, the tenant is also responsible for the payment of insurance, taxes and maintenance. The General Partner does not anticipate an early termination of this lease.

The mortgage loan collateralized by the Scandinavian Health Club property balloons in May 1996. The General Partner has been and continues to pursue the following parallel strategies regarding this balloon:

     (1) An extension from the current first mortgage holder is being negotiated.

     (2) An early lease extension from the tenant is being negotiated which would lengthen the lease term from the existing 5 1/2 years to a total of 10 years, which may aid in obtaining an extension of the debt or new first mortgage.

     (3) Quotes from third party lenders have been obtained to refinance the debt.

The gain on the sale of investment properties is the result of the installment sales of the eighteen buildings comprising the Wellington Place apartment complex. The total gain from these sales of $616,858 will be recognized as cash is received over the life of the related installment contracts.

Interest income decreased for the years ended December 31, 1995 and 1994, as compared to the year ended December 31, 1993, due to the prepayments of the installment contracts receivable. As of December 31, 1993, the Partnership had received complete prepayments on seventeen of the eighteen installment contracts receivable originally due in 2001, amounting to $3,609,589, which included prepayment penalties of $10,830, less credit to the borrowers for prepaid interest. Additionally the Partnership provided a single borrower with five second mortgages in the amount of $16,000 each, which require interest-only payments at the rate of 10% per annum with a final balloon payment due June 30, 1998, collateralized by five of the buildings previously sold. During 1994, the Partnership received a complete prepayment on the remaining original installment contract receivable.

As a result of these prepayments, $31,118 and $503,529 of gain was recognized in 1994 and 1993, respectively. Proceeds totaling $1,330,510 from these prepayments were used to retire the remaining nine underlying first mortgages on this property.

Other income for the year ended December 31, 1993 includes prepayment penalty income relating to the prepayments of the installment contracts receivable.

The increase in mortgage interest for the year ended December 31, 1995, as compared to the year ended December 31, 1994, is due to an increase in the adjustable rate mortgage on the health club property from 7.375% to 9.625% in May 1995.

The decrease in mortgage interest for the year ended December 31, 1994, compared to the year ended December 31, 1993, is due to several factors. The adjustable interest rate on the health club debt decreased from 7.75% to 6.5% in May 1993 and then increased to 7.375% in May 1994. In November 1992, the Partnership had paid off one of the Wellington Place loans with a balance of $149,086 at the time of prepayment. The remaining nine loans were paid off in June 1993.

The decrease in professional services to non-affiliates for the year ended December 31, 1995, as compared to the year ended December 31, 1994, is due to a decrease in accounting fees.

The decrease in professional services to Affiliates for the year ended December 31, 1994, as compared to the year ended December 31, 1993, is due to a decrease in legal fees. The increase in professional services to non-affiliates for the year ended December 31, 1994, as compared to the year ended December 31, 1993, is due to an increase in accounting fees.

The increase in general and administrative expenses to Affiliates for the year ended December 31, 1995, as compared to the year ended December 31, 1994, is due to an increase in services rendered to address the loan that is maturing on the Scandinavian Health Club, postage expense and mortgage servicing fees.

The decrease in general and administrative expenses to non-affiliates for the year ended December 31, 1995, as compared to the year ended December 31, 1994, is due to a decrease in the Illinois Replacement tax.

Inflation

The health club's triple-net lease offsets any inflationary effect on the property operating expenses relating to that property.

Continued inflation may cause capital appreciation of the Partnership's investment property over a period of time as rental rates and replacement cost of this property continue to increase.

Impact of Accounting Pronouncements Not Yet Adopted

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995.

This pronouncement is not expected to have a material effect on the financial position or results of operations of the Partnership.

Item 8.  Financial Statements and Supplementary Data


                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)


                                      Index                               Page
                                      -----                               ----

Independent Auditors' Report.............................................  11

Financial Statements:

  Balance Sheets, December 31, 1995 and 1994.............................  12

  Statements of Operations, for the years ended
    December 31, 1995, 1994 and 1993.....................................  14

  Statements of Partners' Capital, for the years ended
    December 31, 1995, 1994 and 1993.....................................  16

  Statements of Cash Flows, for the years ended
    December 31, 1995, 1994 and 1993.....................................  17

  Notes to Financial Statements..........................................  19



Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                         Independent Auditors' Report



The Partners
Inland Real Estate Growth Fund II, L.P.

We have audited the financial statements of Inland Real Estate Growth Fund II, L.P. (a limited partnership) as listed in the accompanying index. These financial statements are the responsibility of the General Partner of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Growth Fund II, L.P. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Chicago, Illinois
January 19, 1996

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1995 and 1994

                                    Assets
                                    ------
                                                       1995          1994
                                                    ----------    ----------
Current assets:
  Cash and cash equivalents including amounts
    held by property manager (Note 1).............  $  106,980       107,020
  Accrued interest receivable.....................          41            55
                                                    ----------    ----------
    Total current assets..........................     107,021       107,075
                                                    ----------    ----------
Investment property (including acquisition
    fees paid to Affiliates of $59,500 at
    December 31, 1995 and 1994 (Notes 1, 2 and 3):
  Land............................................     438,389       438,389
  Building and improvements.......................   1,096,872     1,096,872
                                                    ----------    ----------
                                                     1,535,261     1,535,261
  Less accumulated depreciation...................     246,990       210,428
                                                    ----------    ----------
    Total investment property, net of
      accumulated depreciation....................   1,288,271     1,324,833
                                                    ----------    ----------
Installment contracts receivable (Note 2).........      80,000        80,000
Accrued rents receivable (Notes l and 6)..........      74,812        70,250
Deferred loan costs (net of accumulated
  amortization of $47,018 and $42,991 at
  December 31, 1995 and 1994, respectively)
  (Note 1)........................................       1,170         5,197
Deferred leasing fees to Affiliates (net of
  accumulated amortization of $10,662 and $7,996
  at December 31, 1995 and 1994, respectively)
  (Note 1)........................................      15,324        17,990
                                                    ----------    ----------
Total assets......................................  $1,566,598     1,605,345
                                                    ==========    ==========

                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1995 and 1994

                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1995           1994
                                                    ----------    ----------
Current liabilities:
  Accounts payable and accrued expenses...........  $      926           424
  Current portion of long-term debt
    (Notes 2 and 3)...............................     938,503        14,439
  Accrued interest payable........................       7,528         5,841
  Due to Affiliates (Note 5)......................       2,606           175
                                                    ----------    ----------
    Total current liabilities.....................     949,563        20,879
                                                    ----------    ----------
Commission payable to Affiliates (Note 5).........     135,000       135,000
Long-term debt, less current portion
  (Notes 2 and 3).................................        -          935,998
                                                    ----------    ----------
    Total liabilities.............................   1,084,563     1,091,877
                                                    ----------    ----------
Deferred gain on sale of investment property
  (Note 2)........................................       9,950         9,950

Partners' capital (Notes 1, 4 and 5):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      14,480        14,032
    Cumulative cash distributions.................      (8,711)       (2,131)
                                                    ----------    ----------
                                                         6,269        12,401
                                                    ----------    ----------
  Limited Partners:
    Units of $1,000. Authorized 25,000 Units,
      4,004.25 Units outstanding at December 31,
      1995 and 1994 (net of offering costs of
      $462,849, of which $59,476 was paid to
      Affiliates).................................   3,541,408     3,541,408
    Cumulative net income.........................   1,433,589     1,389,200
    Cumulative cash distributions.................  (4,509,181)   (4,439,491)
                                                    ----------    ----------
                                                       465,816       491,117
                                                    ----------    ----------
      Total Partners' capital.....................     472,085       503,518

Commitments and contingencies (Notes 3, 5, and 6)
                                                    ----------    ----------
Total liabilities and Partners' capital...........  $1,566,598     1,605,345
                                                    ==========    ==========

                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1995, 1994 and 1993

                                          1995          1994          1993
                                        --------      --------      --------
Income:
  Rental income (Note 6)............    $206,644       206,644       206,644
  Interest income...................      11,677        31,954       318,927
  Other income......................       4,631         4,281        13,275
                                        --------      --------      --------
                                         222,952       242,879       538,846
                                        --------      --------      --------

Expenses:
  Professional services to
    Affiliates......................      12,065        12,955        14,612
  Professional services to
    non-affiliates..................      15,885        18,940        15,583
  General and administrative
    expenses to Affiliates..........      15,337        10,643        10,894
  General and administrative
    expenses to non-affiliates......       4,311         8,273        11,912
  Property operating expenses
    to Affiliates...................       2,020         2,020         2,010
  Property operating expenses
    to non-affiliates...............       1,533           507           465
  Mortgage interest.................      83,709        67,760       129,475
  Depreciation......................      36,562        36,562        36,562
  Amortization......................       6,693         6,693        24,470
                                        --------      --------      --------
                                         178,115       164,353       245,983
                                        --------      --------      --------

Operating income....................      44,837        78,526       292,863

Gain on sale of investment property
  (Note 2)..........................        -           31,118       503,529
                                        --------      --------      --------
      Net income.................... $    44,837       109,644       796,392
                                        ========      ========      ========

                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

             For the years ended December 31, 1995, 1994 and 1993

                                         1995          1994          1993
                                        --------      --------      --------
Net income allocated to (Note 4):
  General Partner...................    $    448        1,096          7,964
  Limited Partners..................      44,389       108,548       788,428
                                        --------      --------      --------
      Net income....................    $ 44,837       109,644       796,392
                                        ========      ========      ========

Net income allocated to the one
  General Partner Unit:

  Operating income..................         448           785         2,929
  Gain on sale of investment
    property........................        -              311         5,035
                                        --------      --------      --------
                                        $    448         1,096         7,964
                                        ========      ========      ========

Net income allocated to Limited
  Partners per weighted average of
  Limited Partnership Units (4,004.25
  Units for 1995, 1994 and 1993):

  Operating income..................       11.09         19.41         72.41
  Gain on sale of investment
    property........................        -             7.69        124.49
                                        --------      --------      --------
                                        $  11.09         27.10        196.90
                                        ========      ========      ========

                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1995, 1994 and 1993

                                        General      Limited
                                        Partner      Partners       Total
                                        --------    ----------    ----------
Balance January 1, 1993.............    $  4,962     2,600,445     2,605,407
Net income (Note 4).................       7,964       788,428       796,392
Cash distributions ($612.65 per
  weighted average Limited
  Partnership Units of 4,004.25)....        (850)   (2,453,208)   (2,454,058)
                                        --------    ----------    ----------
Balance December 31, 1993...........      12,076       935,665       947,741

Net income (Note 4).................       1,096       108,548       109,644
Cash distributions ($138.13 per
  weighted average Limited
  Partnership Units of 4,004.25)....        (771)     (553,096)     (553,867)
                                        --------    ----------    ----------
Balance December 31, 1994...........      12,401       491,117       503,518


Net income (Note 4).................         448        44,389        44,837
Cash distributions ($17.40 per
  weighted average Limited
  Partnership Units of 4,004.25)....      (6,580)      (69,690)      (76,270)
                                        --------    ----------    ----------
Balance December 31, 1995...........    $  6,269       465,816       472,085
                                        ========    ==========    ==========

                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1995, 1994 and 1993

                                          1995          1994          1993
                                        --------      --------      --------
Cash flows from operating activities:
  Net income........................    $ 44,837       109,644       796,392
Adjustments to reconcile net income
    to net cash provided by
    operating activities:
  Gain on sale of investment
    property........................        -          (31,118)     (503,529)
  Depreciation......................      36,562        36,562        36,562
  Amortization......................       6,693         6,693        24,470
  Accrued rents receivable..........      (4,562)       (4,562)       (4,562)
  Changes in assets and liabilities:
    Accrued interest receivable.....          14           181          (102)
    Escrow deposits.................        -             -           13,510
    Accounts payable and accrued
      expenses......................         502            15        (4,705)
    Accrued interest payable........       1,687           616       (11,978)
    Real estate tax deposits held
      for others....................        -           (5,432)      (87,611)
    Due to Affiliates...............       2,431          (425)      (13,979)
    Unearned income................         -           (2,484)      (46,955)
                                        --------      --------      --------
Net cash provided by operating
  activities........................      88,164       109,690       197,513
                                        --------      --------      --------

Cash flows from investing activities:
  Principal payments collected......        -          220,408     3,669,190
                                        --------      --------      --------
Net cash provided by investing
  activities........................        -          220,408     3,669,190
                                        --------      --------      --------

                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows
                                  (continued)

             For the years ended December 31, 1995, 1994 and 1993

                                         1995           1994         1993
                                       ---------     ---------   -----------
Cash flows from financing activities:
  Principal payments of long-term
    debt............................   $ (11,934)      (14,241)   (1,353,257)
  Distributions.....................     (76,270)     (553,867)   (2,454,058)
                                       ---------     ---------   -----------
Net cash used in financing
  activities........................     (88,204)     (568,108)   (3,807,315)
                                       ---------     ---------   -----------

Net increase (decrease) in cash and
  cash equivalents..................         (40)     (238,010)       59,388
Cash and cash equivalents at
  beginning of year.................     107,020       345,030       285,642
                                       ---------     ---------   -----------
Cash and cash equivalents at
  end of year.......................   $ 106,980       107,020       345,030
                                       =========     =========   ===========

Supplemental disclosure of cash flow information:

  Cash paid for mortgage and other
    interest........................   $  82,022        67,144       141,453
                                       =========     =========   ===========

                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)


                         Notes to Financial Statements

             For the years ended December 31, 1995, 1994 and 1993


(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution. All of the holders of these Units have been admitted to the Partnership. As of December 31, 1995, the Partnership has repurchased a total of 34 units ($33,993) from various Limited Partners. At December 31, 1995, included in cash and cash equivalents, is approximately $13,000 restricted for use by the Unit Repurchase Program. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Offering costs have been offset against the Limited Partners' capital accounts. Deferred loan costs are amortized on a straight-line basis over the life of the loan. Deferred leasing fees are amortized on a straight-line basis over the term of the related lease.

Installment contracts receivable origination fees received were deferred as unearned income and amortized as yield adjustments on a straight-line basis over the life of the related installment contracts receivable.

The investment properties are carried at the lower of aggregate cost or net realizable value. Periodically, the Partnership will review its real estate portfolio and if the investment property suffers an impairment in value which is deemed to be other than temporary, the investment property would be reduced to the net realizable value of the property. As of December 31, 1995, there have been no such impairments. The Partnership uses the straight-line method of depreciation with a useful life of thirty years for buildings and improvements. Maintenance and repair expenses are charged to operations as incurred. Significant improvements are capitalized and depreciated over their estimated useful lives.

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

The carrying amount of cash and cash equivalents, rents and other receivables, accounts payable and accrued expenses and accrued real estate taxes approximates fair value because of the relative short maturity of these instruments.

The principal balance of the Partnership's mortgage loan collateralized by the Scandinavian Health Club property is due May 1996. The Partnership believes that it is not practicable to value this debt instrument.

No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

The Partnership's records are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). The Federal income tax return has been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts as adjusted for Federal income tax reporting purposes. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows:

                                       1995                      1994
                             -----------------------    -----------------------
                                              Tax                       Tax
                                GAAP         Basis        GAAP         Basis
                                Basis     (unaudited)     Basis     (unaudited)
                             ----------   -----------   ---------   -----------
  Total assets.............. $1,566,598     1,977,931   1,605,345     2,020,295

  Partner's capital:
    General Partner.........      6,269         5,752      12,401        11,919
    Limited Partners........    465,816       877,199     491,117       906,083

  Net income:
    General Partner.........        448           413       1,096           167
    Limited Partners........     44,389        40,806     108,548        16,585

  Net income per Limited
    Partnership Unit........      11.09         10.19       27.10          4.14

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. This pronouncement is not expected to have a material effect on the financial position or results of operations of the Partnership.


(2) Investment Properties

(a) Wellington Place, Carol Stream, Illinois

During 1991, the Partnership sold all of the eighteen buildings comprising the Wellington Place apartment complex to unaffiliated third parties. The Partnership had recorded wrap around installment contracts receivable of $3,988,999 as a result of these sales, with interest rates ranging from 10.5% to 10.9% due over seven to ten years. At the time of the sale, these receivables were subject to existing mortgage notes amounting to $1,505,558. The gain of $616,858 was to be recognized as cash was received over the life of the related installment contracts.

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

(b) Scandinavian Health Club, Columbus, Ohio

On April 21, 1989, the Partnership purchased an existing 20,000 square-foot health and racquet club known as Scandinavian Health Club located in Columbus, Ohio. The property was purchased from an unaffiliated party. The total costs were $1,529,171, which included the purchase price of $1,442,000, acquisition costs of $87,171, including the acquisition fee paid to the General Partner of $59,500 and closing costs.

At closing, the Partnership obtained a $1,000,000 loan on the property from an unaffiliated lender. The loan has a current interest rate of 7.375% and requires monthly principal and interest payments of $7,004. The interest rate adjusts annually to 3% over the one-year Treasury constant maturity average and payments are adjusted concurrently with the interest rates. The principal balance is due in May 1996. The Partnership paid a $20,000 loan fee to the lender and incurred $8,188 of other costs associated with funding the loan. At December 31, 1995, the principal balance outstanding was $938,503.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


The General Partner has been and continues to pursue the following parallel strategies regarding the May 1996 balloon on the mortgage loan collateralized by the Scandinavian Health Club property:

     (1) An extension from the current first mortgage holder is being negotiated.

     (2) An early lease extension from the tenant is being negotiated which would lengthen the lease term from the existing 5 1/2 years to a total of 10 years, which may aid in obtaining an extension of the debt or new first mortgage.

     (3) Quotes from third party lenders have been obtained to refinance the debt.


An Affiliate of the General Partner receives a management fee pursuant to a management agreement of a percentage of gross receipts. In 1992, the Partnership was billed $25,986 for leasing fees pertaining to this property, all of which has been paid.


(3) Long Term Debt

As of December 31, 1995, the required future principal payments on the Partnership's long-term debt are as follows:

         1996.......................................... $   938,503


(4) Partnership Agreement

Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations are generally allocated 99% to the Limited Partners and 1% to the General Partner. Gains from the sale or other disposition of the Partnership's properties will generally be allocated to the General and Limited Partners in relation to the distributions of proceeds from such transactions.

Cash available for distribution from operations will be distributed 99% to the Limited Partners and 1% to the General Partner. Net sale or refinancing proceeds will generally be distributed first to the Limited Partners up to an amount equal to their Invested Capital plus any deficiency in a 10% cumulative annual return. Next, to the General Partner in an amount equal to any Supplemental Capital Contributions, as defined, made by it. Any remaining proceeds will be distributed 80% to the Limited Partners and 20% to the General Partner.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


The General Partner has agreed to make, if necessary, a Supplemental Capital Contribution. The Supplemental Capital Contribution shall be in an amount which will enable the Partnership to pay a liquidating distribution to the Limited Partners equal to their Adjusted Invested Capital plus a noncompounded Minimum Return of 2% per annum on their Invested Capital. After consideration of the Supplemental Capital Contribution, the Partnership believes that it has sufficient funds to satisfy its obligations.


(5) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $2,606 and $175 remained unpaid at December 31, 1995 and 1994, respectively.

In connection with the sales at Wellington Place apartment complex, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.


(6) Leases

At December 31, 1995, the Partnership's principal asset consists of a health club which is occupied by one tenant, Scandinavian Health Spa Inc. which is a wholly owned subsidiary of Bally's Health and Tennis Corporation, under a triple net lease which requires that in addition to paying base rent, the tenant is also responsible for the payment of insurance, taxes and maintenance.

The property is subject to a lease which expires in October 2001 and required an initial base rent per annum of $183,710. The rent increased to $202,082 in October 1991 and will increase to $222,288 in October 1996. The General Partner does not anticipate an early termination of this lease.

The Partnership has determined that the lease relating to this property is properly classified as an operating lease; therefore, rental income is reported when earned and the cost of the property, excluding the cost of land, is depreciated over the estimated useful life.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Minimum lease payments to be received in the future for the health club lease are as follows:

      1996............................................. $  207,132
      1997.............................................    222,288
      1998.............................................    222,288
      1999.............................................    222,288
      2000.............................................    222,288
      Thereafter (lease expires October 2001)..........    166,716
                                                        ----------
      Total............................................ $1,263,000
                                                        ==========

The lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include $4,562 in 1995, 1994 and 1993, of rental income for the period of occupancy for which stepped rent increases apply and $74,812 and $70,250 in related accrued rents receivable as of December 31, 1995 and 1994, respectively. Those amounts are expected to be collected over the terms of the related lease as scheduled rent payments are made.


(7) Subsequent Events

During January 1996, the Partnership paid a distribution of $17,000, of which $150 was distributed to the General Partner and $16,850 was distributed to the Limited Partners. The Limited Partners distribution included $2,000 of repayment proceeds and $14,850 of operating cash flow.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1995.




                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

The General Partner of the Partnership, Inland Real Estate Investment Corporation, was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. The General Partner is a wholly-owned subsidiary of The Inland Group, Inc. In 1990, Inland Real Estate Investment Corporation became the replacement General Partner for an additional 301 privately-owned real estate limited partnerships syndicated by Affiliates. The General Partner has responsibility for all aspects of the Partnership's operations. The relationship of the General Partner to its Affiliates is described under the caption "Conflicts of Interest" at pages 11 to 13 of the Prospectus, a copy of which description is hereby incorporated herein by reference.


Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                               Functional Title
                               ----------------
  Daniel L. Goodwin....... Chairman and Chief Executive Officer
  Robert H. Baum.......... Executive Vice President-General Counsel
  G. Joseph Cosenza....... Senior Vice President-Acquisitions
  Robert D. Parks......... Senior Vice President-Investments
  Norbert J. Treonis...... Senior Vice President-Property Management
  Catherine L. Lynch...... Treasurer
  Paul J. Wheeler......... Vice President-Personal Financial Services Group
  Roberta S. Matlin....... Assistant Vice President-Investments
  Mark Zalatoris.......... Assistant Vice President-Due Diligence
  Patricia A. Challenger.. Vice President-Asset Management
  Cynthia M. Hassett...... Assistant Vice President-Partnership Accounting
  Venton J. Carlston...... Assistant Controller

    DANIEL L. GOODWIN (age 52) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a Director of the Continental Bank of Oakbrook Terrace. He was also Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the President of Inland Mortgage Investment Corporation.

Mr. Goodwin has been in the housing industry for more than 25 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized reference book for the management of residential properties.

Mr. Goodwin serves on the Board of the Illinois State Affordable Housing Trust Fund for the past 6 years. He is an advisor for the Office of Housing Coordination Services of the State of Illinois, and a member of the Seniors Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed him Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the 1980's Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in Chicago Public Schools. His commitment to education has continued through his work with the Better Boys Foundation's Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine, Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. He served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Illinois Benedictine College. He was elected Chairman of Northeastern Illinois University Board of Trustees in January 1996.

Mr. Goodwin served as a member of Governor Jim Edgar's Transition Team. In 1988 he received the Outstanding Business Leader Award from the Oak Brook Jaycees. He also serves as the Chairman of the Illinois Speaker of the House of Representatives Club, and has been the General Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth. In March 1994, he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program when they lost their lease last year, and on June 9, he received the 1995 March of Dimes Birth Defects Foundation Life Achievement Award.

    ROBERT H. BAUM (age 52) has been with Inland since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President
- -General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with all outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association, as well as a member of several bar associations. Mr. Baum has been admitted to practice before the Supreme Courts of the United States and the State of Illinois, as well as the bars of several federal courts of appeals and federal district courts. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage and is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 52) joined Inland in 1968. Mr. Cosenza, is a director, Vice Chairman and Chief Executive Officer of the Inland Group Inc. Mr. Cosenza oversees, coordinates and directs Inland's many enterprises and, in addition, immediately supervises a staff of five persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. Mr. Cosenza received his B.A. degree from Northeastern Illinois University and his M.S. degree from Northern Illinois University. From 1967 to 1968, Mr. Cosenza taught at the LaGrange School District in Hodgkins, and from 1968 to 1972, he served as Assistant Principal and teacher in the Wheeling School District. He has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute. Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage and part owner of American National Bank of DuPage and Burbank State Bank, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace.

    ROBERT D. PARKS (age 52) joined Inland in 1968. He is Director of The Inland Group, Inc. and is President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and is Director of Inland Securities Corporation. Mr. Parks is responsible for the ongoing administration of existing partnerships, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all limited partnership interests nationwide and has overall responsibility for the portfolio management of all partnership investments and investor relations. Mr. Parks received his B.A. degree from Northeastern Illinois University and M.A. degree from the University of Chicago. He is a registered Direct Participation Program Principal with the National Association of Securities Dealers, Inc., and a licensed real estate broker. He is a member of the Real Estate Investment Association and a member of NAREIT.

    NORBERT J. TREONIS (age 45) joined Inland in 1975 and is currently a director of The Inland Group, Inc. and Chairman and Chief Executive Officer of Inland Property Management Group, Inc. He serves on the board of directors of all Inland subsidiaries involved in property management and construction, including Mid-America Property Management Corporation, Inland Commercial Property Management, Inc., Community Property Management, Inc. and Metropolitan Construction Services, Inc. Mr. Treonis is responsible for the overall management and leasing of all Inland apartment units. In addition, he is Executive Vice President of Inland Real Estate Acquisitions, Inc. and has been involved in the acquisition of thousands of apartment units. Mr. Treonis is a licensed real estate broker and has served as a board member of American National Bank of DuPage, the National Apartment Association, The Chicagoland Apartment Association and The Apartment Building Owners and Managers Association of Illinois.

    CATHERINE L. LYNCH (age 37) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    PAUL J. WHEELER (age 43) joined Inland in 1982 and is currently the President of Inland Property Sales, Inc. and President of Inland Securities Corporation, Inland's broker/dealer. Mr. Wheeler received his B.A. degree in Economics from DePauw University and an M.B.A. in Finance/Accounting from Northwestern University. Mr. Wheeler is a Certified Public Accountant, a licensed real estate broker and is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    ROBERTA S. MATLIN (age 51) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 38) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds. Mr. Zalatoris is a graduate of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 43) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her bachelor's degree from George Washington University and her master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate salesperson, NASD registered securities sales representative and is a member of the Urban Land Institute.

    CYNTHIA M. HASSETT (age 37) joined Inland in 1983 and is a Vice President of Inland Real Estate Investment Corporation. Ms. Hassett is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Hassett was on the audit staff of Altschuler, Melvoin and Glasser since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Hassett is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

    VENTON J. CARLSTON (age 38) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

Item 11. Executive Compensation

The General Partner is entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described under the caption "Cash Distributions" on page 44 and "Allocation of Profits or Losses" on page 43 of the Prospectus, and on pages A-7 to A-10 of the Partnership Agreement, included as an exhibit to the Prospectus. Reference is also made to Note (4) of the Notes to Financial Statements filed with this Annual Report for a description of such distributions and allocations. The General Partner received a share of Partnership income and losses in 1995, 1994, and 1993. Such losses may benefit the General Partner to the extent that such losses may be offset against taxable income from the Partnership or other sources.

The Partnership is permitted to engage in various transactions involving Affiliates of the General Partner of the Partnership, as described under the captions "Compensation and Fees" on pages 8 to 10 and "Conflicts of Interest" on pages 10 to 13 of the Prospectus, and on pages A-12 through A-22 of the Partnership Agreement, included as an exhibit to the Prospectus. The relationship of the General Partner (and its directors and officers) to its Affiliates is set forth above in Item 10.

In connection with the sales at Wellington Place, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.

The General Partner of the Partnership and its Affiliates may be reimbursed for their out-of-pocket expenses relating to the administration of the Partnership. In 1995, the General Partner of the Partnership was due reimbursement for such expenses in the amount of $27,402, of which $2,606 was unpaid at December 31, 1995.

An Affiliate of the General Partner earned management fees of $2,020 in 1995, in connection with managing the Partnership's investment property, all of which was paid at December 31, 1995.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

    (b) The officers and directors of the General Partner of the Partnership own, as a group, the following Units of the Partnership:


                                 Amount and Nature
                                   of Beneficial          Percent
         Title of Class              Ownership           of Class
         --------------          -----------------     ------------
         Limited Partnership     One Unit directly     less than 1%
         Units


         No officer or director of the General Partner of the Partnership possesses a right to acquire beneficial ownership of Units of the Partnership.

         All of the outstanding shares of the General Partner of the Partnership are owned by an Affiliate of its officers and directors as set forth above in Item 10.


    (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.


Item 13. Certain Relationships and Related Transactions

There were no significant transactions or business relationships with the General Partner, Affiliates or their management other than those described in Items 10 and 11 above. Reference is made to Note (5) of the Notes to Financial Statements (Item 8 of this annual report) for information regarding related party transactions.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) The financial statements listed in the index on page 10 of this Annual Report are filed as part of this Annual Report.

    (b)  Exhibits.  The following documents are filed as part of this Report:

         3 Amended and Restated Agreement of Limited Partnership and certificate of Limited Partnership included as Exhibits A and B to the Prospectus dated September 21, 1988, as supplemented, are incorporated herein by reference thereto.

         4 Form of Certificate of Ownership representing interest in the registrant filed as Exhibit 4 to Registration Statement on S-11, File No. 33-15334, is incorporated herein by reference thereto.

         28 Prospectus dated September 21, 1988, as supplemented, included in Post-Effective Amendment No. 4 to Form S-11 Registration Statement, File No. 33-15334, is incorporated herein by reference thereto.

    (c)  Financial Statement Schedules

         All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

    (d)  Reports on Form 8-K:

         None

No Annual Report or proxy material for the year 1995 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INLAND REAL ESTATE GROWTH FUND II, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 28, 1996



                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: March 28, 1996



                            By:   Cynthia M. Hassett
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 28, 1996



                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 28, 1996



                            By:   Robert H. Baum
                                  Director
                            Date: March 28, 1996