Form 10-Q
period 1996-03-31
INLAND REAL ESTATE GROWTH FUND II LP
filed 1996-05-14
CIK 817652

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                For the Quarterly Period Ended March 31, 1996

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

                               Balance Sheets

                    March 31, 1996 and December 31, 1995
                                 (unaudited)

                                     Assets
                                    -------

                                                        1996           1995
                                                        ----           ----
Current assets:
  Cash and cash equivalents including amounts
    held by property manager (Note 1).............   $  102,144       106,980
  Accrued interest receivable.....................          303            41
                                                     ----------     ---------

     Total current assets..........................     102,447       107,021
                                                     ----------     ---------

Investment property (including acquisition fees
    paid to Affiliates of $59,500 at March 31,
    1996 and December 31, 1995 (Notes 1 and 2):
  Land............................................      438,389       438,389
  Building and improvements.......................    1,096,872     1,096,872
                                                     ----------     ---------
                                                      1,535,261     1,535,261
  Less accumulated depreciation...................      256,131       246,990
                                                     ----------     ---------

     Total investment property, net of
      accumulated depreciation....................    1,279,130     1,288,271
                                                     ----------     ---------
Installment contracts receivable (Note 3).........       80,000        80,000
Accrued rents receivable (Notes l and 4)..........       75,953        74,812
Deferred loan costs (net of accumulated
  amortization of $48,025 and $47,018 at
  March 31, 1996 and December 31, 1995,
  respectively) (Note 1)..........................          163         1,170
Deferred leasing fees to Affiliates (net of
  accumulated amortization of $11,329 and $10,662
  at March 31, 1996 and December 31, 1995,
  respectively) (Note 1)..........................       14,657        15,324
                                                     ----------     ---------
Total assets......................................   $1,552,350     1,566,598
                                                     ==========     =========

                 See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND II, L.P.
                             (a limited partnership)

                                 Balance Sheets
                                   (continued)

                      March 31, 1996 and December 31, 1995
                                   (unaudited)

                        Liabilities and Partners' Capital
                        ---------------------------------

                                                        1996           1995
                                                        ----           ----

Current liabilities:
  Accounts payable and accrued expenses...........  $    7,162           926
  Current portion of long-term debt...............     935,807       938,503
  Accrued interest payable........................       7,506         7,528
  Due to Affiliates (Note 2)......................       6,925         2,606
                                                    ----------     ---------

     Total current liabilities.....................    957,400       949,563
                                                    ----------     ---------

Commission payable to Affiliates (Note 2).........     135,000       135,000
                                                    ----------     ---------

     Total liabilities.............................  1,092,400     1,084,563
                                                    ----------     ---------

Deferred gain on sale of investment property
  (Note 3)........................................       9,950         9,950

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      14,429        14,480
    Cumulative cash distributions.................      (8,861)       (8,711)
                                                    ----------     ---------
                                                         6,068         6,269
                                                    ----------     ---------
 Limited Partners:
   Units of $1,000. Authorized 25,000 Units,
     4,004.25 Units outstanding March 31, 1996
      and at December 31, 1995 (net of offering
      costs of $462,849, of which $59,476 was
      paid to Affiliates).........................   3,541,408     3,541,408
     Cumulative net income.........................  1,428,555     1,433,589
     Cumulative cash distributions................. (4,526,031)   (4,509,181)
                                                    ----------    ----------
                                                       443,932       465,816
                                                    ----------    ----------
       Total Partners' capital.....................    450,000       472,085
                                                    ----------    ----------
Total liabilities and Partners' capital........... $ 1,552,350     1,566,598
                                                    ============  ==========

                 See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND II, L.P.
                             (a limited partnership)

                            Statements of Operations

               For the three months ended March 31, 1996 and 1995
                                   (unaudited)

                                                        1996           1995
                                                        ----           ----
Income:
  Rental income (Note 4)..........................    $  51,661        51,661
  Interest income.................................        2,824         2,841
                                                      ---------      --------
                                                         54,485        54,502
                                                      ---------      --------
Expenses:
  Professional services to Affiliates.............        2,193         3,420
  Professional services to non-affiliates.........       18,500        15,500
  General and administrative expenses to
     Affiliates....................................       4,197         3,834
  General and administrative expenses to
     non-affiliates................................         639           621
  Property operating expenses to Affiliates.......          505           505
  Mortgage interest...............................       22,721        17,480
  Depreciation....................................        9,141         9,141
  Amortization....................................        1,674         1,674
                                                      ---------     ---------
                                                         59,570        52,175
                                                      ---------     ---------
Net income (loss).................................    $  (5,085)        2,327
                                                      =========     =========

Net income (loss) allocated to:
  General Partner.................................          (51)           23
  Limited Partners................................       (5,034)        2,304
                                                      ---------     ---------
Net income (loss).................................    $  (5,085)        2,327
                                                      =========     =========

Net income (loss) allocated to the one General
  Partner Unit....................................    $     (51)           23
                                                      =========     =========

Net income (loss) per weighted average Limited
  Partner Unit (4,004.25 for 1996 and 1995).......    $   (1.26)          .58
                                                      =========     =========

                 See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND II, L.P.
                             (a limited partnership)

                            Statements of Cash Flows

               For the three months ended March 31, 1996 and 1995
                                   (unaudited)

                                                         1996         1995
                                                         ----         ----
Cash flows from operating activities:
  Net income (loss)...............................   $  (5,085)        2,327
  Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
    Accrued rents receivable......................      (1,141)       (1,141)
    Depreciation..................................       9,141         9,141
    Amortization..................................       1,674         1,674
    Changes in assets and liabilities:
      Accrued interest receivable.................        (262)         (131)
      Accounts payable and accrued expenses.......       6,236         6,183
      Accrued interest payable....................         (22)          (21)
      Due to Affiliates...........................       4,319         5,729
                                                     ---------      --------

Net cash provided by operating activities.........      14,860        23,761
                                                     ---------      --------

Cash flows from financing activities:
  Principal payments of long-term debt............      (2,696)       (3,511)
  Distributions...................................     (17,000)      (20,000)
                                                     ---------      --------

Net cash used in financing activities.............     (19,696)      (23,511)
                                                     ---------      --------

Net increase (decrease) in cash and cash
  equivalents.....................................      (4,836)          250
Cash and cash equivalents at beginning of period..     106,980       107,020
                                                     ---------      --------
Cash and cash equivalents at end of period........   $ 102,144       107,270
                                                     =========      ========


Supplemental disclosure of cash flow information:

  Cash paid for mortgage and other interest.......   $  22,561        17,502
                                                     =========      ========

                 See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND II, L.P.
                             (a limited partnership)

                          Notes to Financial Statements

                                 March 31, 1996
                                   (unaudited)


 Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

 (1) Organization and Basis of Accounting

 Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. As of March 31, 1996, the Partnership has repurchased a total of 34 Units ($33,993) from various Limited Partners through the Unit Repurchase Program. At March 31, 1996, included in cash and cash equivalents, is approximately $13,000 restricted for use by the Unit Repurchase Program. The Limited Partners share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

                     INLAND REAL ESTATE GROWTH FUND II, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)


 The investment properties are carried at the lower of aggregate cost or net realizable value. Periodically, the Partnership will review its real estate portfolio and if the investment property suffers an impairment in value which is deemed to be other than temporary, the investment property would be reduced to the net realizable value of the property. As of March 31, 1996, there have been no such impairments. The Partnership uses the straight-line method of depreciation with a useful life of thirty years for buildings and improvements. Maintenance and repair expenses are charged to operations as incurred. Significant improvements are capitalized and depreciated over their estimated useful lives.

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

 The principal balance of the Partnership's mortgage loan collateralized by the Scandinavian Health Club property is due October 1996 (Note 5). The Partnership believes that it is not practicable to value this debt instrument.

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

                     INLAND REAL ESTATE GROWTH FUND II, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)



 (2) Transactions with Affiliates

 The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $6,925 and $2,606 remained unpaid at March 31, 1996 and December 31, 1995, respectively.

 In connection with the sales at Wellington Place, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.

 An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $505 for the three months ended March 31, 1996 and 1995, have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.

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

                     INLAND REAL ESTATE GROWTH FUND II, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)



 (4) Accrued Rents Receivable

 The health club lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include $1,141 in 1995 and 1996 of rental income for the period of occupancy for which stepped rent increases apply and $75,953 and $74,812 in related accounts receivable as of March 31, 1996 and December 31, 1995, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

 (5) Subsequent Events

 The General Partner obtained a six-month extension from the current first mortgage holder on the mortgage loan collateralized by the Scandinavian Health Club property effective May 1, 1996. The interest rate decreased from 9.625% to 8.25%. In addition, the Partnership will make additional monthly principal payments of $2,000.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Liquidity and Capital Resources

 On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, of which $3,077,513 was invested in two properties. In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of March 31, 1996, the Partnership has repurchased 34 Units ($33,993) from various Limited Partners through the Unit Repurchase Program.

 At March 31, 1996, the Partnership had cash and cash equivalents of $102,144, which includes approximately $13,000 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash for working capital requirements and cash distributions.

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

 The mortgage loan collateralized by the Scandinavian Health Club property ballooned in May 1996. The General Partner obtained a six-month extension from the current first mortgage holder and continues to pursue the following parallel strategies regarding this balloon:

   (1) An early lease extension from the tenant is being negotiated which would lengthen the lease term from the existing 5 1/2 years to a total of 10 years, which may aid in obtaining an extension of the debt or new first mortgage.

   (2) Quotes from third party lenders have been obtained to refinance the debt.

 The decrease in professional services to Affiliates for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, is due to a decrease in accounting fees. The increase in professional services to non-affiliates for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, is due to an increase in accounting fees.

 The increase in general and administrative expenses to Affiliates for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, is due to increases in data processing and investor services expenses.

 The increase in mortgage interest expense for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, is due to an increase in the adjustable rate mortgage on the health club property from 7.375% to 9.625% in May 1995.


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



                             INLAND REAL ESTATE GROWTH FUND II, L.P.

                             By: Inland Real Estate Investment Corporation General Partner


                                   /S/ ROBERT D. PARKS
                             By:   Robert D. Parks
                                   Chairman
                             Date: May 13, 1996


                                   /S/ CYNTHIA M. HASSETT
                             By:   Cynthia M. Hassett
                                   Principal Financial Officer and
                                   Principal Accounting Officer
                             Date: May 13, 1996