Form 10-Q
period 1996-06-30
INLAND REAL ESTATE GROWTH FUND II LP
filed 1996-08-12
CIK 817652

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1996


                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                    to
                                ----------------      -----------------

                           Commission File #0-16780


                   Inland Real Estate Growth Fund II, L.P.
            (Exact name of registrant as specified in its charter)


         Delaware                                     #36-3547165
  (State or other jurisdiction         (I.R.S. Employer Identification Number)
of incorporation or organization)


       2901 Butterfield Road, Oak Brook, Illinois         60521
        (Address of principal executive office)         (Zip Code)


    Registrant's telephone number, including area code:  630-218-8000


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

                              Balance Sheets

                    June 30, 1996 and December 31, 1995
                                (unaudited)

                                    Assets
                                    ------
                                                       1996           1995
                                                       ----           ----
Current assets:
  Cash and cash equivalents including amounts
    held by property manager (Note 1)............. $   107,530       106,980
  Accrued interest receivable.....................         244            41
                                                   -----------   -----------

    Total current assets..........................     107,774       107,021
                                                   -----------   -----------

Investment property (including acquisition fees
    paid to Affiliates of $59,500 at June 30,
    1996 and December 31, 1995 (Notes 1 and 2):
  Land............................................     438,389       438,389
  Building and improvements.......................   1,096,872     1,096,872
                                                   -----------   -----------

                                                     1,535,261     1,535,261
  Less accumulated depreciation...................     265,271       246,990
                                                   -----------   -----------
    Total investment property, net of
      accumulated depreciation....................   1,269,990     1,288,271
                                                   -----------   -----------

Installment contracts receivable (Note 3).........      80,000        80,000
Accrued rents receivable (Notes l and 4)..........      77,093        74,812
Deferred loan costs (net of accumulated
  amortization of $48,188 and $47,018 at
  June 30, 1996 and December 31, 1995,
  respectively) (Note 1)..........................        -            1,170
Deferred leasing fees to Affiliates (net of
  accumulated amortization of $11,994 and $10,662
  at June 30, 1996 and December 31, 1995,
  respectively) (Note 1)..........................      13,992        15,324
                                                   -----------   -----------

Total assets...................................... $ 1,548,849     1,566,598
                                                   ===========   ===========











                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1996 and December 31, 1995
                                  (unaudited)


                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1996           1995
                                                       ----           ----
Current liabilities:
  Accounts payable and accrued expenses........... $       744           926
  Mortgage payable................................     928,832       938,503
  Accrued interest payable........................       6,399         7,528
  Due to Affiliates (Note 2)......................         890         2,606
                                                   -----------   -----------

    Total current liabilities.....................     936,865       949,563

Commission payable to Affiliates (Note 2).........     135,000       135,000
                                                   -----------   -----------

    Total liabilities.............................   1,071,365     1,084,563
                                                   -----------   -----------

Deferred gain on sale of investment property
  (Note 3)........................................       9,950         9,950

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      14,599        14,480
    Cumulative cash distributions.................      (8,861)       (8,711)
                                                   -----------   -----------
                                                         6,238         6,269
                                                   -----------   -----------

Limited Partners:
    Units of $1,000. Authorized 25,000 Units,
      4,004.25 Units outstanding June 30, 1996
      and at December 31, 1995 (net of offering
      costs of $462,849, of which $59,476 was
      paid to Affiliates).........................   3,541,408     3,541,408
    Cumulative net income.........................   1,445,419     1,433,589
    Cumulative cash distributions.................  (4,526,031)   (4,509,181)
                                                   -----------   -----------

                                                       460,796       465,816
                                                   -----------   -----------

      Total Partners' capital.....................     467,034       472,085
                                                   -----------   -----------

Total liabilities and Partners' capital........... $ 1,548,849     1,566,598
                                                   ===========   ===========



                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1996 and 1995
                                  (unaudited)



                                        Three months         Six months
                                           ended                ended
                                          June 30,             June 30,
                                      ---------------      ----------------
                                      1996       1995      1996        1995
                                      ----       ----      ----        ----
Income:
  Rental income (Note 4)........... $ 51,661     51,661    103,322    103,322
  Interest income..................    3,133      2,994      5,957      5,835
                                    --------    -------    -------    -------
  Other income.....................     -         2,388       -         2,388
                                      54,794     57,043    109,279    111,545
                                    --------    -------    -------    -------
Expenses:
  Professional services to
    Affiliates.....................    1,830      2,492      4,023      5,912
  Professional services to
    non-affiliates.................      100        100     18,600     15,600
  General and administrative
    expenses to Affiliates.........    2,668      3,874      6,865      7,708
  General and administrative
    expenses to non-affiliates.....    2,370      1,431      3,009      2,052
  Property operating expenses to
    Affiliates.....................      505        505      1,010      1,010
  Property operating expenses to
    non-affiliates.................     -           125       -           125
  Mortgage interest................   20,319     20,958     43,040     38,438
  Depreciation.....................    9,140      9,140     18,281     18,281
  Amortization.....................      828      1,672      2,502      3,346
                                    --------    -------    -------    -------

                                      37,760     40,297     97,330     92,472
                                    --------    -------    -------    -------

Net income......................... $ 17,034     16,746    11,949     19,073
                                    ========    =======    =======    =======













                See accompanying notes to financial statements.

                   INLAND REAL ESTATE GROWTH FUND II, L.P.
                           (a limited partnership)

                           Statements of Operations
                                 (continued)

          For the three and six months ended June 30, 1996 and 1995
                                 (unaudited)



                                       Three months        Six months
                                          ended             ended
                                         June 30,          June 30,
                                      -------------      --------------
                                      1996     1995      1996      1995
                                      ----     ----      ----      ----
Net income allocated to:
  General Partner.................. $   170      168       119      191
  Limited Partners.................  16,915   16,578    11,830   18,882
                                    -------   ------    ------   ------

    Net income..................... $17,034   16,746    11,949   19,073
                                    =======   ======    ======   ======

Net income allocated to the one
  General Partner Unit:............ $   170      168      119       191
                                    =======   ======    ======   ======

Net income per 4,004.25 weighted
  average Limited Partner Units.... $  4.21     4.14      2.95     4.72
                                    =======   ======    ======   ======















                See accompanying notes to financial statements.

                   INLAND REAL ESTATE GROWTH FUND II, L.P.
                           (a limited partnership)

                           Statements of Cash Flows

                For the six months ended June 30, 1996 and 1995
                                  (unaudited)


                                                        1996       1995
                                                        ----       ----
Cash flows from operating activities:
  Net income...................................... $  11,949     19,073
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Accrued rents receivable......................    (2,281)    (2,281)
    Depreciation..................................    18,281     18,281
    Amortization..................................     2,502      3,346
    Changes in assets and liabilities:
      Accrued interest receivable.................      (203)        29
      Accounts payable and accrued expenses.......      (182)      (424)
      Accrued interest payable....................    (1,129)     1,728
      Due to Affiliates...........................    (1,716)        64
                                                   ---------   --------

Net cash provided by operating activities.........    27,221     39,816
                                                   ---------   --------

Cash flows from financing activities:
  Principal payments of long-term debt............    (9,671)    (6,731)
  Distributions...................................   (17,000)   (40,413)
                                                   ---------   --------

Net cash used in financing activities.............   (26,671)   (47,144)
                                                   ---------   --------

Net increase (decrease) in cash and cash
  equivalents.....................................       550     (7,328)
Cash and cash equivalents at beginning of period..   106,980    107,020
                                                   ---------   --------

Cash and cash equivalents at end of period........ $ 107,530     99,692
                                                   =========   ========

Supplemental disclosure of cash flow information:

  Cash paid for mortgage and other interest....... $  43,987     36,710
                                                   =========   ========











               See accompanying notes to financial statements.

                   INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                        Notes to Financial Statements

                                June 30, 1996
                                 (unaudited)


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

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. As of June 30, 1996, the Partnership has repurchased a total of 34 Units ($33,993) from various Limited Partners through the Unit Repurchase Program. At June 30,
1996, included in cash and cash equivalents, is approximately $13,000 restricted for use by the Unit Repurchase Program. The Limited Partners share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                        Notes to Financial Statements
                                 (continued)

                                June 30, 1996
                                 (unaudited)


The investment properties are carried at the lower of aggregate cost or net realizable value. Periodically, the Partnership will review its real estate portfolio and if the investment property suffers an impairment in value which is deemed to be other than temporary, the investment property would be reduced to the net realizable value of the property. As of June 30, 1996, there have been no such impairments. The Partnership uses the straight-line method of depreciation with a useful life of thirty years for buildings and improvements. Maintenance and repair expenses are charged to operations as incurred. Significant improvements are capitalized and depreciated over their estimated useful lives.

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

                   INLAND REAL ESTATE GROWTH FUND II, L.P.
                           (a limited partnership)

                        Notes to Financial Statements
                                 (continued)

                                June 30, 1996
                                 (unaudited)



(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $890 and $2,606 remained unpaid at June 30, 1996 and December 31, 1995, respectively.

In connection with the sales at Wellington Place, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $1,010 for the six months ended June 30, 1996 and 1995, have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.

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

                   INLAND REAL ESTATE GROWTH FUND II, L.P.
                           (a limited partnership)

                        Notes to Financial Statements
                                 (continued)

                                June 30, 1996
                                 (unaudited)



(4) Accrued Rents Receivable

The health club lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include $2,281 in 1995 and 1996 of rental income for the period of occupancy for which stepped rent increases apply and $77,093 and $74,812 in related accounts receivable as of June 30, 1996 and December 31, 1995, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

(5) Mortgage Payable

The General Partner obtained a six-month extension from the current first mortgage holder on the mortgage loan collateralized by the Scandinavian Health Club property effective May 1, 1996. The interest rate decreased from 9.625% to 8.25%. In addition, the Partnership is making additional monthly principal payments of $2,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, of which $3,077,513 was invested in two properties. In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of June 30, 1996, the Partnership has repurchased 34 Units ($33,993) from various Limited Partners through the Unit Repurchase Program.

At June 30, 1996, the Partnership had cash and cash equivalents of $107,530, which includes approximately $13,000 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash for working capital requirements and cash distributions.

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

The decrease in professional services to Affiliates for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, is due to a decrease in accounting fees to Affiliates, however there was an increase in accounting fees to non-affiliates during the same period.

The decrease in general and administrative expenses to Affiliates for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, is due to decreases in data processing, postage and mortgage servicing fees.

The increase in mortgage interest expense for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, is due to an increase in the adjustable rate mortgage on the health club property from 7.375% to 9.625% in May 1995. Beginning in May 1996, the interest rate decreased to 8.25%.


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



                            INLAND REAL ESTATE GROWTH FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 12, 1996


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 12, 1996


                                  /S/ CYNTHIA M. HASSETT

                            By:   Cynthia M. Hassett
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 12, 1996