Form 10-Q
period 1996-09-30
INLAND REAL ESTATE GROWTH FUND II LP
filed 1996-11-13
CIK 817652

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

             For the Quarterly Period Ended September 30, 1996


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


                                 N/A
              (Former name, former address and former fiscal
                    year, if changed since last report)


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

                 September 30, 1996 and December 31, 1995
                                (unaudited)

                                    Assets
                                    ------
                                                       1996           1995
                                                       ----           ----
Current assets:
  Cash and cash equivalents including amounts
    held by property manager (Note 1)............. $   116,152       106,980
  Accrued interest receivable.....................         328            41
                                                   ------------  ------------
    Total current assets..........................     116,480       107,021
                                                   ------------  ------------
Investment property (including acquisition fees
    paid to Affiliates of $59,500 at September 30,
    1996 and December 31, 1995 (Notes 1 and 2):
  Land............................................     438,389       438,389
  Building and improvements.......................   1,096,872     1,096,872
                                                   ------------  ------------
                                                     1,535,261     1,535,261
  Less accumulated depreciation...................     274,413       246,990
                                                   ------------  ------------
    Total investment property, net of
      accumulated depreciation....................   1,260,848     1,288,271
                                                   ------------  ------------
Installment contracts receivable (Note 3).........      80,000        80,000
Accrued rents receivable (Notes l and 4)..........      78,234        74,812
Deferred loan costs (net of accumulated
  amortization of $48,188 and $47,018 at
  September 30, 1996 and December 31, 1995,
  respectively) (Note 1)..........................        -            1,170
Deferred leasing fees to Affiliates (net of
  accumulated amortization of $12,661 and $10,662
  at September 30, 1996 and December 31, 1995,
  respectively) (Note 1)..........................      13,325        15,324
                                                   ------------  ------------
Total assets...................................... $ 1,548,887     1,566,598
                                                   ============  ============












                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1996 and December 31, 1995
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1996           1995
                                                       ----           ----
Current liabilities:
  Accounts payable and accrued expenses........... $      -              926
  Mortgage payable................................     916,049       938,503
  Accrued interest payable........................       6,311         7,528
  Due to Affiliates (Note 2)......................         400         2,606
                                                   ------------  ------------
    Total current liabilities.....................     922,760       949,563
                                                   ------------  ------------
Commission payable to Affiliates (Note 2).........     135,000       135,000
                                                   ------------  ------------
    Total liabilities.............................   1,057,760     1,084,563
                                                   ------------  ------------
Deferred gain on sale of investment property
  (Note 3)........................................       9,950         9,950

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      14,741        14,480
    Cumulative cash distributions.................      (8,861)       (8,711)
                                                   ------------  ------------
                                                         6,380         6,269
                                                   ------------  ------------
  Limited Partners:
    Units of $1,000. Authorized 25,000 Units,
      4,004.25 Units outstanding September 30,
      1996 and at December 31, 1995 (net of
      offering costs of $462,849, of which
      $59,476 was paid to Affiliates).............   3,541,408     3,541,408
    Cumulative net income.........................   1,459,420     1,433,589
    Cumulative cash distributions.................  (4,526,031)   (4,509,181)
                                                   ------------  ------------
                                                       474,797       465,816
                                                   ------------  ------------
      Total Partners' capital.....................     481,177       472,085
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 1,548,887     1,566,598
                                                   ============  ============






                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1996 and 1995
                                  (unaudited)


                                        Three months            Nine months
                                           ended                  ended
                                        September 30,          September 30,
                                        -------------          -------------
                                       1996        1995       1996      1995
                                       ----        ----       ----      ----
Income:
  Rental income (Note 4)........... $  51,661     51,661    154,983    154,983
  Interest income..................     3,318      3,016      9,275      8,851
  Other income.....................      -          -          -         2,388
                                    ---------- ---------- ---------- ----------
                                       54,979     54,677    164,258    166,222
                                    ---------- ---------- ---------- ----------
Expenses:
  Professional services to
    Affiliates.....................     1,090      3,201      5,113      9,113
  Professional services to
    non-affiliates.................      -          -        18,600     15,600
  General and administrative
    expenses to Affiliates.........     3,627      3,725     10,492     11,433
  General and administrative
    expenses to non-affiliates.....       429        638      3,437      2,690
  Property operating expenses to
    Affiliates.....................       505        505      1,515      1,515
  Property operating expenses to
    non-affiliates.................      -         1,219       -         1,344
  Mortgage interest................    25,377     22,667     68,417     61,105
  Depreciation.....................     9,141      9,141     27,423     27,422
  Amortization.....................       667      1,673      3,169      5,019
                                    ---------- ---------- ---------- ----------
                                       40,836     42,769    138,166    135,241
                                    ---------- ---------- ---------- ----------
Net income......................... $  14,143     11,908     26,092     30,981
                                    ========== ========== ========== ==========













                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

        For the three and nine months ended September 30, 1996 and 1995
                                  (unaudited)


                                        Three months          Nine months
                                           ended                ended
                                        September 30,        September 30,
                                        -------------        -------------
                                        1996      1995       1996       1995
                                        ----      ----       ----       ----
Net income allocated to:
  General Partner.................. $     142        119        261        310
  Limited Partners.................    14,001     11,789     25,831     30,671
                                    ---------- ---------- ---------- ----------
    Net income..................... $  14,143     11,908     26,092     30,981
                                    ========== ========== ========== ==========

Net income allocated to the one
  General Partner Unit............. $     142        119        261        310
                                    ========== ========== ========== ==========

Net income per 4,004.25 weighted
  average Limited Partner Units.... $    3.50       2.94       6.45       7.66
                                    ========== ========== ========== ==========

























                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1996 and 1995
                                  (unaudited)


                                                        1996         1995
                                                        ----         ----
Cash flows from operating activities:
  Net income...................................... $    26,092        30,981
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Accrued rents receivable......................      (3,422)       (3,422)
    Depreciation..................................      27,423        27,422
    Amortization..................................       3,169         5,019
    Changes in assets and liabilities:
      Accrued interest receivable.................        (287)            5
      Accounts payable and accrued expenses.......        (926)        1,231
      Accrued interest payable....................      (1,217)        1,708
      Due to Affiliates...........................      (2,206)        1,866
                                                   ------------  ------------
Net cash provided by operating activities.........      48,626        64,810
                                                   ------------  ------------
Cash flows from financing activities:
  Principal payments of long-term debt............     (22,454)       (9,301)
  Distributions...................................     (17,000)      (59,929)
                                                   ------------  ------------
Net cash used in financing activities.............     (39,454)      (69,230)
                                                   ------------  ------------
Net increase (decrease) in cash and cash
  equivalents.....................................       9,172        (4,420)
Cash and cash equivalents at beginning of period..     106,980       107,020
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   116,152      102,600
                                                   ============  ============


Supplemental disclosure of cash flow information:

  Cash paid for mortgage and other interest....... $    69,452        59,398
                                                   ============  ============












                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1996
                                  (unaudited)


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

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. As of September 30, 1996, the Partnership has repurchased a total of 34 Units ($33,993) from various Limited Partners through the Unit Repurchase Program. At September 30, 1996, included in cash and cash equivalents, is approximately $13,000 restricted for use by the Unit Repurchase Program. The Limited Partners share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)


The investment properties are carried at the lower of aggregate cost or net realizable value. Periodically, the Partnership will review its real estate portfolio and if the investment property suffers an impairment in value which is deemed to be other than temporary, the investment property would be reduced to the net realizable value of the property. As of September 30, 1996, there have been no such impairments. The Partnership uses the straight-line method of depreciation with a useful life of thirty years for buildings and improvements. Maintenance and repair expenses are charged to operations as incurred. Significant improvements are capitalized and depreciated over their estimated useful lives.

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)



(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $400 and $2,606 remained unpaid at September 30, 1996 and December 31, 1995, respectively.

In connection with the sales at Wellington Place, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $1,515 for the nine months ended September 30, 1996 and 1995, have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)



(4) Accrued Rents Receivable

The health club lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include $3,422 in 1995 and 1996 of rental income for the period of occupancy for which stepped rent increases apply and $78,234 and $74,812 in related accounts receivable as of September 30, 1996 and December 31, 1995, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, of which $3,077,513 was invested in two properties. In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of September 30, 1996, the Partnership has repurchased 34 Units ($33,993) from various Limited Partners through the Unit Repurchase Program.

At September 30, 1996, the Partnership had cash and cash equivalents of $116,152, which includes approximately $13,000 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash for working capital requirements and cash distributions.

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

The mortgage loan collateralized by the Scandinavian Health Club property ballooned in May 1996 and was extended on a temporary basis. In the meantime, the General Partner has agreed to refinance the property with the current lender for a term of two years. Payments will be based on an interest rate of 8.25%, adjusted annually, with a ten year amortization period. The partnership will pay a two point loan fee.

The General Partner continues to work with the tenant to obtain an extension of the lease which should enable the Partnership to secure longer term financing or sell the property.

The decrease in professional services to Affiliates for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, is due to a decrease in accounting fees to Affiliates, however there was an increase in accounting fees to non-affiliates during the same period.

The decrease in general and administrative expenses to Affiliates for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, is due to decreases in data processing, postage and mortgage servicing fees.

The increase in mortgage interest expense for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, is due to an increase in the adjustable rate mortgage on the health club property from 7.375% to 9.625% in May 1995. Beginning in May 1996, the interest rate decreased to 8.25%.


                          PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         (27) Financial Data Schedule

     (b) Reports on Form 8-K:

         None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            INLAND REAL ESTATE GROWTH FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 13, 1996


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: November 13, 1996


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 13, 1996