Form 10-K405
period 1996-12-31
INLAND REAL ESTATE GROWTH FUND II LP
filed 1997-03-27
CIK 817652

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1996

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)


                               TABLE OF CONTENTS


                                    Part I                                 Page
                                    ------

  Item  1. Business......................................................    3

  Item  2. Properties....................................................    4

  Item  3. Legal Proceedings.............................................    4

  Item  4. Submission of Matters to a Vote of Security Holders...........    4


                                    Part II
                                    -------
  Item  5. Market for the Partnership's Limited Partnership
           Units and Related Security Holder Matters.....................    5

  Item  6. Selected Financial Data.......................................    5

  Item  7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................    7

  Item  8. Financial Statements and Supplementary Data...................   10

  Item  9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...........................   25


                                   Part III
                                   --------
  Item 10. Directors and Executive Officers of the Registrant............   25

  Item 11. Executive Compensation........................................   30

  Item 12. Security Ownership of Certain Beneficial Owners
           and Management................................................   31

  Item 13. Certain Relationships and Related Transactions................   31


                                    Part IV
                                    -------
  Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K...........................................   32

  SIGNATURES.............................................................   33

                                    PART I

Item 1.  Business

The Registrant, Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution, of which $3,077,513 was invested in two properties. In addition, offering proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. All of the holders of these Units have been admitted to the Partnership. As of December 31, 1996, the Partnership has repurchased through the Unit Repurchase Program a total of 34 Units ($33,993) from various Limited Partners. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

The Partnership is engaged solely in the business of real estate investment. A presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership has made real property investments as set forth in the following table:

        Name of              Number            Purchase            Type of
  property and location      of Units            Date            Ownership(a)
  ---------------------      --------          --------          -------------
  Wellington Place                                               Fee ownership
  Apartments                   108             04/19/88          of land and
  Carol Stream, Illinois                       (Sold 1991)       improvements

  Scandinavian Health                                            Fee ownership
  Club                         N/A             04/21/89          of land and
  Columbus, Ohio                                                 improvements


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

The Partnership's remaining real property investment is located in Columbus, Ohio and is subject to competition from similar types of properties in the vicinity in which it is located. This property is fully leased to Scandinavian Health Club. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenues or assets by geographic region, and as such a presentation is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership had no employees during 1996.

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

There were no matters submitted to a vote of security holders during 1996.

                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1996, there were 334 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

Although the Partnership has established a Unit Repurchase Program, funds for repurchase of Units are limited. Reference is made to "Unit Repurchase Program" on page 18 of the Prospectus of the Partnership dated September 21, 1987, incorporated herein by reference. The Partnership has approximately $13,400 restricted for the repurchase of Units at December 31, 1996.



Item 6.  Selected Financial Data

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

       For the years ended December 31, 1996, 1995, 1994, 1993 and 1992

                 (not covered by Independent Auditors' Report)

                            1996        1995       1994       1993       1992
                            ----        ----       ----       ----       ----
Total assets........... $1,576,248   1,566,598  1,605,345  2,102,637  5,782,317
                        =========== ========== ========== ========== ==========

Long-term debt(a)...... $  851,755        -       935,998    949,279  2,289,201
                        =========== ========== ========== ========== ==========

Total income........... $  224,555     222,952    242,879    538,846    674,159
                        =========== ========== ========== ========== ==========


  (a) Reference is  made  to  Notes  (2)  and  (3)  of  the  Notes  to Financial
      Statements filed with this Annual Report for further discussion of long-term debt.












                                      -5-


                           1996        1995       1994       1993       1992
                           ----        ----       ----       ----       ----
Operating income....... $   58,003      44,837     78,526    292,863    327,313
Gain on sale of
  investment property..       -           -        31,118    503,529      2,671
                        ----------- ---------- ---------- ---------- ----------
Net income............. $   58,003      44,837    109,644    796,392    329,984
                        =========== ========== ========== ========== ==========

Net income allocated
  to the one General
  Partner Unit:

Operating income.......        580         448        785      2,929      3,273
Gain on sale of
  investment property..       -           -           311      5,035         27
                        ----------- ---------- ---------- ---------- ----------
                        $      580         448      1,096      7,964      3,300
                        =========== ========== ========== ========== ==========

Net income allocated
  per Limited
  Partnership Unit (b):

Operating income.......      14.34       11.09      19.41      72.41      80.92
Gain on sale of
  investment property..       -           -          7.69     124.49        .66
                        ----------- ---------- ---------- ---------- ----------
                        $    14.34       11.09      27.10     196.90      81.58
                        =========== ========== ========== ========== ==========

Cash distributions
  to Limited Partners.. $   16,850      69,690    553,096  2,453,208    960,285
                        =========== ========== ========== ========== ==========

Cash distributions
  to Limited Partners
  per Unit (b)......... $     4.21       17.40     138.13     612.65     239.82
                        =========== ========== ========== ========== ==========

Weighted Average of
  Limited Partnership
  Units outstanding....   4,004.25    4,004.25   4,004.25   4,004.25   4,004.25
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the
Federal Private Securities  Litigation  Reform  Act  of  1995.   These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These factors include, among other things, competition for tenants; federal, state, or local regulations; adverse changes in general economic or local conditions; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, not including the General Partner's contribution, of which $3,077,513 was invested in two properties (as described in Note (2) of the Notes to Financial Statements filed with this Annual Report). In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of December 31, 1996, the Partnership has repurchased 34 Units ($33,993) from various Limited Partners through the Unit Repurchase Program.

At December 31, 1996, the Partnership had cash and cash equivalents of $152,259 which includes approximately $13,400 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash for working capital requirements and cash distributions.

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

During 1996, the remaining property owned by the Partnership was generating sufficient cash flow to cover operating expenses, pay debt service and make distributions to Partners. To the extent that these sources are insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing or may sell this property.

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

The mortgage loan collateralized by the Scandinavian Health Club property ballooned in May 1996. A modification and extension agreement was entered into on January 30, 1997, effective May 1, 1996. The maturity date is extended to February 1, 1999. The payments of principal and interest for the period May 1, 1996 through January 1, 1997 remain consistent with the original terms of the note. Monthly principal and interest payments beginning February 1, 1997 will be calculated on the unpaid principal balance at January 1, 1997 with an interest rate of 8.25%, adjusted annually on May 1st of each subsequent year beginning May 1, 1997. The amortization period of this two year extension is ten years.

The gain on the sale of investment properties is the result of the installment sales of the eighteen buildings comprising the Wellington Place apartment complex. The total gain from these sales of $616,858 will be recognized as cash is received over the life of the related installment contracts.

Interest income decreased for the years ended December 31, 1996 and 1995, as compared to the year ended December 31, 1994, due to the prepayment of seventeen of the eighteen installment contract receivable. The Partnership provided a single borrower with five second mortgages in the amount of $16,000 each, which require interest-only payments at the rate of 10% per annum with a final balloon payment due June 30, 1998, collateralized by five of the buildings previously sold. During 1994, the Partnership received a complete prepayment on the remaining original installment contract receivable. As a result of these prepayments, $31,118 of gain was recognized in 1994.

The decrease in mortgage interest for the year ended December 31, 1996, as compared to the year ended December 31, 1995, is due to a decrease in the adjustable rate mortgage on the health club property from 9.625% to 8.250% in May 1996.

The increase in mortgage interest for the year ended December 31, 1995, as compared to the year ended December 31, 1994, is due to an increase in the adjustable rate mortgage on the health club property from 7.375% to 9.625% in May 1995.

The decrease in professional services to Affiliates for the year ended December 31, 1996, as compared to the year ended December 31, 1995, is due to a decrease in accounting fees.

The increase in professional services to non-affiliates for the year ended December 31, 1996, as compared to the year ended December 31, 1995, is due to an increase in accounting fees. The decrease in professional services to non-affiliates for the year ended December 31, 1995, as compared to the year ended December 31, 1994, is due to a decrease in accounting fees.

The decrease in general and administrative expenses to Affiliates for the year ended December 31, 1996, as compared to the year ended December 31, 1995, is due to a decrease in postage, investor service charges and mortgage servicing fees.

The increase in general and administrative expenses to Affiliates for the year ended December 31, 1995, as compared to the year ended December 31, 1994, is due to an increase in services rendered to address the loan that is maturing on the Scandinavian Health Club, postage expense and mortgage servicing fees.

The decrease in general and administrative expenses to non-affiliates for the year ended December 31, 1996, as compared to the year ended December 31, 1995 is due to a decrease in postage and printing.

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

Item 8.  Financial Statements and Supplementary Data


                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)


                                      Index                               Page
                                      -----                               ----


Independent Auditors' Report.............................................  11

Financial Statements:

  Balance Sheets, December 31, 1996 and 1995.............................  12

  Statements of Operations, for the years ended
    December 31, 1996, 1995 and 1994.....................................  14

  Statements of Partners' Capital, for the years ended
    December 31, 1996, 1995 and 1994.....................................  16

  Statements of Cash Flows, for the years ended
    December 31, 1996, 1995 and 1994.....................................  17

  Notes to Financial Statements..........................................  19



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Growth Fund II, L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP

Chicago, Illinois
January 30, 1997

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1996 and 1995


                                    Assets
                                    ------
                                                       1996          1995
                                                       ----          ----
Current assets:
  Cash and cash equivalents including amounts
    held by property manager (Note 1)............. $   152,259       106,980
  Accrued interest receivable.....................         247            41
                                                   ------------  ------------
    Total current assets..........................     152,506       107,021
                                                   ------------  ------------
Investment property (including acquisition
    fees paid to Affiliates of $59,500 at
    December 31, 1996 and 1995 (Notes 1 and 2):
  Land............................................     438,389       438,389
  Building and improvements.......................   1,096,872     1,096,872
                                                   ------------  ------------
                                                     1,535,261     1,535,261
  Less accumulated depreciation...................     283,553       246,990
    Total investment property, net of              ------------  ------------
      accumulated depreciation....................   1,251,708     1,288,271
                                                   ------------  ------------
Installment contracts receivable (Note 2).........      80,000        80,000
Accrued rents receivable (Notes l and 6)..........      79,374        74,812
Deferred loan costs (net of accumulated amortization
  of $48,188 and $47,018 at December 31, 1996
  and 1995, respectively) (Note 1)................        -            1,170
Deferred leasing fees to Affiliates (net of
  accumulated amortization of $13,326 and $10,662
  at December 31, 1996 and 1995, respectively)
  (Note 1)........................................      12,660        15,324
                                                   ------------  ------------
Total assets...................................... $ 1,576,248     1,566,598
                                                   ============  ============













                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1996 and 1995

                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1996           1995
Current liabilities:                                   ----           ----
  Accounts payable and accrued expenses........... $      -             926
  Current portion of long-term debt
    (Notes 2 and 3)...............................      59,021       938,503
  Accrued interest payable........................       6,275         7,528
  Due to Affiliates (Note 5)......................       1,159         2,606
                                                   ------------  ------------
    Total current liabilities.....................      66,455       949,563
                                                   ------------  ------------
Commission payable to Affiliates (Note 5).........     135,000       135,000
Long-term debt, less current portion
  (Notes 2 and 3).................................     851,755          -
                                                   ------------  ------------
    Total liabilities.............................   1,053,210     1,084,563
                                                   ------------  ------------
Deferred gain on sale of investment property
  (Note 2)........................................       9,950         9,950

Partners' capital (Notes 1, 4 and 5):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      15,060        14,480
    Cumulative cash distributions.................      (8,861)       (8,711)
                                                   ------------  ------------
                                                         6,699         6,269
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 25,000 Units,
      4,004.25 Units outstanding at December 31,
      1996 and 1995 (net of offering costs of
      $462,849, of which $59,476 was paid to
      Affiliates).................................   3,541,408     3,541,408
    Cumulative net income.........................   1,491,012     1,433,589
    Cumulative cash distributions.................  (4,526,031)   (4,509,181)
                                                   ------------  ------------
                                                       506,389       465,816
                                                   ------------  ------------
      Total Partners' capital.....................     513,088       472,085

Commitments and contingencies (Notes 3, 5, and 6).
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 1,576,248     1,566,598
                                                   ============  ============



                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1996, 1995 and 1994



                                         1996          1995          1994
                                         ----          ----          ----
Income:
  Rental income (Note 6)............ $   211,696       206,644       206,644
  Interest income...................      12,859        11,677        31,954
  Other income......................        -            4,631         4,281
                                     ------------  ------------  ------------
                                         224,555       222,952       242,879
                                     ------------  ------------  ------------

Expenses:
  Professional services to
    Affiliates......................       6,882        12,065        12,955
  Professional services to
    non-affiliates..................      18,955        15,885        18,940
  General and administrative
    expenses to Affiliates..........      13,445        15,337        10,643
  General and administrative
    expenses to non-affiliates......       3,442         4,311         8,273
  Property operating expenses
    to Affiliates...................       2,071         2,020         2,020
  Property operating expenses
    to non-affiliates...............        -            1,533           507
  Mortgage interest.................      81,360        83,709        67,760
  Depreciation......................      36,563        36,562        36,562
  Amortization......................       3,834         6,693         6,693
                                     ------------  ------------  ------------
                                         166,552       178,115       164,353
                                     ------------  ------------  ------------
Operating income....................      58,003        44,837        78,526

Gain on sale of investment property
  (Note 2)..........................        -             -           31,118
                                     ------------  ------------  ------------
      Net income.................... $    58,003        44,837       109,644
                                     ============  ============  ============











                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

             For the years ended December 31, 1996, 1995 and 1994



                                         1996          1995          1994
                                         ----          ----          ----
Net income allocated to (Note 4):
  General Partner................... $       580           448         1,096
  Limited Partners..................      57,423        44,389       108,548
                                     ------------  ------------  ------------
      Net income.................... $    58,003        44,837       109,644
                                     ============  ============  ============

Net income allocated to the one
  General Partner Unit:

  Operating income..................         580           448           785
  Gain on sale of investment
    property........................        -             -              311
                                     ------------  ------------  ------------
                                     $       580           448         1,096
                                     ============  ============  ============

Net income allocated to Limited
  Partners per weighted average of
  Limited Partnership Units (4,004.25
  Units for 1996, 1995 and 1994):

  Operating income..................       14.34         11.09         19.41
  Gain on sale of investment
    property........................        -             -             7.69
                                     ------------  ------------  ------------
                                     $     14.34         11.09         27.10
                                     ============  ============  ============
















                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1996, 1995 and 1994


                                       General       Limited
                                       Partner       Partners        Total
                                     ------------  ------------  ------------
Balance January 1, 1994............. $    12,076       935,665       947,741

Net income (Note 4).................       1,096       108,548       109,644
Cash distributions ($138.13 per
  weighted average Limited
  Partnership Units of 4,004.25)....        (771)     (553,096)     (553,867)
                                     ------------  ------------  ------------
Balance December 31, 1994...........      12,401       491,117       503,518

Net income (Note 4).................         448        44,389        44,837
Cash distributions ($17.40 per
  weighted average Limited
  Partnership Units of 4,004.25)....      (6,580)      (69,690)      (76,270)
                                     ------------  ------------  ------------
Balance December 31, 1995...........       6,269       465,816       472,085

Net income (Note 4).................         580        57,423        58,003
Cash distributions ($4.21 per
  weighted average Limited
  Partnership Units of 4,004.25)....        (150)      (16,850)      (17,000)
                                     ------------  ------------  ------------
Balance December 31, 1996........... $     6,699       506,389       513,088
                                     ============  ============  ============





















                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1996, 1995 and 1994



                                          1996         1995          1994
                                          ----         ----          ----
Cash flows from operating activities:
  Net income........................ $    58,003        44,837       109,644
Adjustments to reconcile net income
    to net cash provided by
    operating activities:
  Gain on sale of investment
    property........................        -             -          (31,118)
  Depreciation......................      36,563        36,562        36,562
  Amortization......................       3,834         6,693         6,693
  Accrued rents receivable..........      (4,562)       (4,562)       (4,562)
  Changes in assets and liabilities:
    Accrued interest receivable.....        (206)           14           181
    Accounts payable and accrued
      expenses......................        (926)          502            15
    Accrued interest payable........      (1,253)        1,687           616
    Real estate tax deposits held
      for others....................        -             -           (5,432)
    Due to Affiliates...............      (1,447)        2,431          (425)
    Unearned income................         -             -           (2,484)
Net cash provided by operating       ------------  ------------  ------------
  activities........................      90,006        88,164       109,690
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Principal payments collected......        -             -          220,408
Net cash provided by investing       ------------  ------------  ------------
  activities........................        -             -          220,408
                                     ------------  ------------  ------------


















                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows
                                  (continued)

             For the years ended December 31, 1996, 1995 and 1994



                                         1996           1995         1994
                                         ----           ----         ----
Cash flows from financing activities:
  Principal payments of long-term
    debt............................ $   (27,727)      (11,934)      (14,241)
  Distributions.....................     (17,000)      (76,270)     (553,867)
Net cash used in financing           ------------  ------------  ------------
  activities........................     (44,727)      (88,204)     (568,108)
                                     ------------  ------------  ------------
Net increase (decrease) in cash and
  cash equivalents..................      45,279           (40)     (238,010)
Cash and cash equivalents at
  beginning of year.................     106,980       107,020       345,030
Cash and cash equivalents at         ------------  ------------  ------------
  end of year....................... $   152,259       106,980       107,020
                                     ============  ============  ============



Supplemental disclosure of cash flow information:

  Cash paid for mortgage and other
    interest........................ $    82,613        82,022        67,144
                                     ============  ============  ============






















                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)


                         Notes to Financial Statements

             For the years ended December 31, 1996, 1995 and 1994


(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution. All of the holders of these Units have been admitted to the Partnership. As of December 31, 1996, the Partnership has repurchased a total of 34 units ($33,993) from various Limited Partners. At December 31, 1996, included in cash and cash equivalents, is approximately $13,400 restricted for use by the Unit Repurchase Program. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

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

                                       1996                      1995
                             ------------------------  ------------------------
                                              Tax                       Tax
                                GAAP         Basis        GAAP         Basis
                                Basis     (unaudited)     Basis     (unaudited)
                             ----------- ------------- ----------- ------------
  Total assets.............. $1,576,248     1,983,963   1,566,598     1,977,931

  Partner's capital:
    General Partner.........      6,699         6,146       6,269         5,752
    Limited Partners........    506,389       914,190     465,816       877,199

  Net income:
    General Partner.........        580           544         448           413
    Limited Partners........     57,423        53,841      44,389        40,806

  Net income per Limited
    Partnership Unit........      14.34         13.45       11.09         10.19

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

At closing, the Partnership obtained a $1,000,000 loan secured by the property from an unaffiliated lender. The loan has a current interest rate of 8.25% and requires monthly principal and interest payments. The interest rate adjusts annually to 3% over the one-year Treasury constant maturity average and payments are adjusted concurrently with the interest rates. The Partnership paid a $20,000 loan fee to the lender and incurred $8,188 of other costs associated with funding the loan. The mortgage loan ballooned in May 1996 and a modification and extension agreement was entered into on January 30, 1997. The Partnership paid a $18,149 loan fee to the lender and incurred $3,332 of legal fees in connection with this extension. The maturity date was extended to February 1, 1999. The payments of principal and interest for the period May 1, 1996 through January 1, 1997 remain consistent with the original terms of the note. Monthly principal and interest payments beginning February 1, 1997 will be calculated on the unpaid principal balance at January 1, 1997 with an interest rate of 8.25%, adjusted annually, based on a ten year amortization period. At December 31, 1996, the principal balance outstanding was $910,776.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)



An Affiliate of the General Partner receives a management fee pursuant to a management agreement of a percentage of gross receipts.


(3) Long Term Debt

As of December 31, 1996, the required future principal payments on the Partnership's long-term debt are as follows:

         1997.......................................... $   59,021
         1998..........................................     65,740
         1999..........................................    786,015


(4) Partnership Agreement

Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations are generally allocated 99% to the Limited Partners and 1% to the General Partner. Gains from the sale or other disposition of the Partnership's properties will generally be allocated to the General and Limited Partners in relation to the distributions of proceeds from duch transactions.

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)



(5) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $1,159 and $2,606 remained unpaid at December 31, 1996 and 1995, respectively.

In connection with the sales at Wellington Place apartment complex, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $2,071 and $2,020 for the year ended December 31, 1996 and 1995, respectively have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.


(6) Leases

At December 31, 1996, the Partnership's principal asset consists of a health club which is occupied by one tenant, Scandinavian Health Spa Inc. which is a wholly owned subsidiary of Bally's Health and Tennis Corporation, under a triple net lease which requires that in addition to paying base rent, the tenant is also responsible for the payment of insurance, taxes and maintenance.

The property is subject to a lease which expires in October 2001 and required an initial base rent per annum of $183,710. The rent increased to $202,082 in October 1991 and $222,288 in October 1996. The General Partner does not anticipate an early termination of this lease.

The Partnership has determined that the lease relating to this property is properly classified as an operating lease; therefore, rental income is reported when earned and the cost of the property, excluding the cost of land, is depreciated over the estimated useful life.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Minimum lease payments to be received in the future for the health club lease are as follows:

      1997.............................................    222,288
      1998.............................................    222,288
      1999.............................................    222,288
      2000.............................................    222,288
      2001.............................................    166,716
                                                        -----------
      Total............................................ $1,055,868
                                                        ===========

The lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include $4,562 in 1996, 1995 and 1994, of rental income for the period of occupancy for which stepped rent increases apply and $79,374 and $74,812 in related accrued rents receivable as of December 31, 1996 and 1995, respectively. Those amounts are expected to be collected over the terms of the related lease as scheduled rent payments are made.


(7) Subsequent Events

During January 1997, the Partnership paid a distribution of $25,774, of which $178 was distributed to the General Partner and $25,596 was distributed to the Limited Partners. The Limited Partners distribution included $8,000 of repayment proceeds and $17,596 of operating cash flow.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1996.




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


Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                               Functional Title

  Daniel L. Goodwin....... Chairman and Chief Executive Officer
  Robert H. Baum.......... Executive Vice President-General Counsel
  G. Joseph Cosenza....... Senior Vice President-Acquisitions
  Robert D. Parks......... Senior Vice President-Investments
  Norbert J. Treonis...... Senior Vice President-Property Management
  Catherine L. Lynch...... Treasurer
  Paul J. Wheeler......... Vice President-Personal Financial Services Group
  Roberta S. Matlin....... Assistant Vice President-Investments
  Mark Zalatoris.......... Assistant Vice President-Due Diligence
  Patricia A. Challenger.. Vice President-Asset Management
  Kelly Tucek............. Assistant Vice President-Partnership Accounting
  Cynthia M. Hassett...... Assistant Vice President-Partnership Accounting
  Venton J. Carlston...... Assistant Controller

    DANIEL L. GOODWIN (age 53) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a Director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Investment Corporation.

Mr. Goodwin has been in the housing industry for more than 28 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past 6 years. He is an advisor for the Office of Housing
Coordination Services of the State  of  Illinois,  and  a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed him Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the 1980's Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Also, Mr. Goodwin serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in Chicago Public Schools. His commitment to education has continued through his work with the Better Boys Foundation's Pilot
Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to train disabled students in the workplace. Most of these students are still employed at Inland today, and Inland has become one of the largest employers of the disabled in DuPage County. He has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of Northeastern Illinois University Board of Trustees in January 1996.

Mr. Goodwin served as a member of Governor Jim Edgar's Transition Team. In 1988 he received the Outstanding Business Leader Award from the Oak Brook Jaycees and has been the General Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth. He served as the recent Chairman of the Speakers Club of the Illinois House of Representatives. In March 1994, he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program when they lost their lease. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recently recognized as the 1997 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry.

    ROBERT H. BAUM (age 53) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with all outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage. Currently, he serves as a director of Westbank, and is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 53) is a Director and Vice Chairman of The Inland Group, Inc. Mr. Cosenza oversees, coordinates and directs Inland's many enterprises and, in addition, immediately supervises a staff of eight persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

Mr. Cosenza received his B.A. Degree from Northeastern Illinois University and his M.S. Degree from Northern Illinois University. From 1967 to 1968, he taught at the LaGrange School District in Hodgkins, Illinois and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District. Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute.

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently Chairman of the Board of Westbank in Westchester, Illinois.

    ROBERT D. PARKS (age 53) is Director of The Inland Group, Inc., President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. degree from Northeastern Illinois University and his M.A. degree from the University of Chicago. He is a registered Direct Participation Program Principal with the National Association of Securities Dealers, Inc., and he is a member of the Real Estate Investment Association and a member of NAREIT.

    NORBERT J. TREONIS (age 46) joined The Inland Group, Inc. and its affiliates in 1975 and he is currently Chairman and Chief Executive Officer of The Inland Property Management Group, Inc. and a Director of The Inland Group, Inc. He serves on the Board of Directors of all Inland subsidiaries involved in the property management, acquisitions and maintenance of real estate, including Mid-America Property Management Corporation, and Metropolitan Construction Services, Inc. Mr. Treonis is charged with the responsibility of the overall management and leasing of all apartment units, retail, industrial and commercial properties nationwide.

Mr. Treonis is a licensed real estate broker. He is a past member of the Board of Directors of American National Bank of DuPage, the Apartment Builders and Managers Association of Illinois, the National Apartment Association and the Chicagoland Apartment Association.

Mr. Treonis has been the Chairman of the Board of Directors of Inland Commercial Property Management, Inc. since its formation in 1994.

    CATHERINE L. LYNCH (age 38) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    PAUL J. WHEELER (age 44) joined Inland in 1982 and is currently the President of Inland Property Sales, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    ROBERTA S. MATLIN (age 52) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 39) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 44) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her bachelor's degree from George
Washington University and her master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 34) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    CYNTHIA M. HASSETT (age 37) joined Inland in 1983 and was a Vice President of Inland Real Estate Investment Corporation. Through August 1996, Ms. Hassett was responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Hassett was on the audit staff of Altschuler, Melvoin and Glasser since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Hassett is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

    VENTON J. CARLSTON (age 39) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

Item 11. Executive Compensation

The General Partner is entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described under the caption "Cash Distributions" on page 44 and "Allocation of Profits or Losses" on page 43 of the Prospectus, and on pages A-7 to A-10 of the Partnership Agreement, included as an exhibit to the Prospectus. Reference is also made to Note (4) of the Notes to Financial Statements filed with this Annual Report for a description of such distributions and allocations. The General Partner received a share of Partnership income in 1996.

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

The General Partner of the Partnership and its Affiliates may be reimbursed for their out-of-pocket expenses relating to the administration of the Partnership. In 1996, the General Partner of the Partnership was due reimbursement for such expenses in the amount of $20,327, of which $1,159 was unpaid at December 31, 1996.

An Affiliate of the General Partner earned management fees of $2,071 in 1996, in connection with managing the Partnership's investment property, all of which was paid at December 31, 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

    (b) The officers and directors of the General Partner of the Partnership own, as a group, the following Units of the Partnership:


                                 Amount and Nature
                                   of Beneficial          Percent
         Title of Class              Ownership           of Class
         -------------------     ------------------   --------------
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

         27 Financial Data Schedule

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

    (d)  Reports on Form 8-K:

         None



No Annual Report or proxy material for the year 1996 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND REAL ESTATE GROWTH FUND II, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 24, 1997



                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: March 24, 1997



                            By:   Kelly Tucek
                                  Asst. Vice President
                            Date: March 24, 1997



                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 24, 1997



                            By:   Robert H. Baum
                                  Director
                            Date: March 24, 1997