Form 10-Q
period 1997-03-31
INLAND REAL ESTATE GROWTH FUND II LP
filed 1997-05-15
CIK 817652

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended March 31, 1997

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

                   March 31, 1997 and December 31, 1996
                                (unaudited)

                                    Assets
                                    ------
                                                       1997          1996
                                                       ----          ----
Current assets:
  Cash and cash equivalents including amounts
    held by property manager (Note 1)............. $   110,258       152,259
  Accrued interest receivable.....................          74           247
                                                   ------------  ------------
    Total current assets..........................     110,332       152,506
                                                   ------------  ------------
Investment property (including acquisition fees
    paid to Affiliates of $59,500 at March 31,
    1997 and December 31, 1996 (Notes 1 and 2):
  Land............................................     438,389       438,389
  Building and improvements.......................   1,096,872     1,096,872
                                                   ------------  ------------
                                                     1,535,261     1,535,261
  Less accumulated depreciation...................     292,694       283,553
    Total investment property, net of              ------------  ------------
      accumulated depreciation....................   1,242,567     1,251,708
                                                   ------------  ------------
Installment contracts receivable (Note 3).........      80,000        80,000
Accrued rents receivable (Notes l and 4)..........      75,462        79,374
Deferred loan costs (net of accumulated
  amortization of $1,795 at March 31, 1997
  (Note 1)........................................      19,740          -
Deferred leasing fees to Affiliates (net of
  accumulated amortization of $13,993 and $13,326
  at March 31, 1997 and December 31, 1996,
  respectively) (Note 1)..........................      11,993        12,660
                                                   ------------  ------------
Total assets...................................... $ 1,540,094     1,576,248
                                                   ============  ============













                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 1997 and December 31, 1996
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1997          1996
Current liabilities:                                   ----          ----
  Accounts payable and accrued expenses........... $    10,688          -
  Current portion of long-term debt...............      56,850        59,021
  Accrued interest payable........................        -            6,275
  Due to Affiliates (Note 2)......................       6,564         1,159
                                                   ------------  ------------
    Total current liabilities.....................      74,102        66,455
                                                   ------------  ------------
Commission payable to Affiliates (Note 2).........     135,000       135,000
Long-term debt, less current portion..............     835,823       851,755
                                                   ------------  ------------
    Total liabilities.............................   1,044,925     1,053,210
                                                   ------------  ------------
Deferred gain on sale of investment property
  (Note 3)........................................       9,950         9,950

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      15,039        15,060
    Cumulative cash distributions.................      (9,039)       (8,861)
                                                   ------------  ------------
                                                         6,500         6,699
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 25,000 Units,
      4,004.25 Units outstanding at March 31, 1997
      and December 31, 1996 (net of offering
      costs of $462,849, of which $59,476 was
      paid to Affiliates).........................   3,541,408     3,541,408
    Cumulative net income.........................   1,488,938     1,491,012
    Cumulative cash distributions.................  (4,551,627)   (4,526,031)
                                                   ------------  ------------
                                                       478,719       506,389
                                                   ------------  ------------
      Total Partners' capital.....................     485,219       513,088
                                                   ------------  ------------
Total liabilities and Partners' capital...........   1,540,094     1,576,248
                                                   ============  ============



                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1997 and 1996
                                  (unaudited)



                                                       1997          1996
Income:                                                ----          ----
  Rental income (Note 4).......................... $    51,661        51,661
  Interest income.................................       3,280         2,824
                                                   ------------  ------------
                                                        54,941        54,485
                                                   ------------  ------------
Expenses:
  Professional services to Affiliates.............       1,540         2,193
  Professional services to non-affiliates.........      17,575        18,500
  General and administrative expenses to
    Affiliates....................................       6,140         4,197
  General and administrative expenses to
    non-affiliates................................       1,048           639
  Property operating expenses to Affiliates.......         556           505
  Mortgage interest...............................      18,574        22,721
  Depreciation....................................       9,141         9,141
  Amortization....................................       2,462         1,674
                                                   ------------  ------------
                                                        57,036        59,570
                                                   ------------  ------------
Net loss.......................................... $    (2,095)       (5,085)
                                                   ============  ============

Net loss allocated to:
  General Partner.................................         (21)          (51)
  Limited Partners................................      (2,074)       (5,034)
                                                   ------------  ------------
Net loss.......................................... $    (2,095)       (5,085)
                                                   ============  ============

Net loss allocated to the one General
  Partner Unit.................................... $       (21)          (51)
                                                   ============  ============

Net loss per weighted average Limited
  Partner Unit (4,004.25 for 1997 and 1996)....... $      (.52)        (1.26)
                                                   ============  ============







                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1997 and 1996
                                  (unaudited)


                                                       1997          1996
Cash flows from operating activities:                  ----          ----
  Net loss........................................ $    (2,095)       (5,085)
  Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
    Accrued rents receivable......................       3,912        (1,141)
    Deferred loan costs...........................     (21,535)         -
    Depreciation..................................       9,141         9,141
    Amortization..................................       2,462         1,674
    Changes in assets and liabilities:
      Accrued interest receivable.................         173          (262)
      Accounts payable and accrued expenses.......      10,688         6,236
      Accrued interest payable....................      (6,275)          (22)
      Due to Affiliates...........................       5,405         4,319
                                                   ------------  ------------
Net cash provided by operating activities.........       1,876        14,860
                                                   ------------  ------------

Cash flows from financing activities:
  Principal payments of long-term debt............     (18,103)       (2,696)
  Distributions...................................     (25,774)      (17,000)
                                                   ------------  ------------
Net cash used in financing activities.............     (43,877)      (19,696)
                                                   ------------  ------------
Net decrease in cash and cash equivalents.........     (42,001)       (4,836)
Cash and cash equivalents at beginning of period..     152,259       106,980
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   110,258       102,144
                                                   ============  ============


Supplemental disclosure of cash flow information:

  Cash paid for mortgage and other interest....... $    24,849        22,561
                                                   ============  ============











                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1997
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. As of September 30, 1996, the Partnership has repurchased a total of 34 Units ($33,993) from various Limited Partners. At March 31, 1997, included in cash and cash equivalents, is approximately $13,400 restricted for use by the Unit Repurchase Program. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

                                March 31, 1997
                                  (unaudited)


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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1997
                                  (unaudited)



(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $6,564 and $1,159 remained unpaid at March 31, 1997 and December 31, 1996, respectively.

In connection with the sales at Wellington Place, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $556 and $505 for the three months ended March 31, 1997 and 1996, have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1997
                                  (unaudited)



(4) Accrued Rents Receivable

The health club lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include $1,141 in 1996 and 1997 of rental income for the period of occupancy for which stepped rent increases apply and $80,515 and $79,374 in related accounts receivable as of March 31, 1997 and December 31, 1996, respectively. Those amounts are expected to be collected over the terms of the related leases as scheduled rent payments are made.

(5) Mortgage Payable

The General Partner obtained an extension until February 1, 1999 from the current first mortgage holder on the mortgage loan collateralized by the Scandinavian Health Club property. Monthly principal and interest payments are based on an interest rate of 8.25% adjusted annually, based on a ten year amortization period.

(6) Subsequent Events

During April 1997, the Partnership paid a distribution of $9,270, of which $73 was distributed to the General Partner and $9,197 was distributed to the Limited Partners. The Limited Partners distribution included $2,000 of repayment proceeds and $7,197 of operating cash flow.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute of "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.


Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, not including the General Partner's contribution, of which $3,077,513 was invested in two properties. In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of March 31, 1997, the Partnership has repurchased 34 Units ($33,993) from various Limited Partners through the Unit Repurchase Program.

At March 31, 1997, the Partnership had cash and cash equivalents of $110,258, which includes approximately $13,400 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash for working capital requirements and cash distributions.

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

The net loss for the three months ended March 31, 1997 and 1996 is due to the payment of the entire audit bill in the first quarter of the year.

The increase in general and administrative expenses to Affiliates for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, is due to an increase in data processing.

The decrease in mortgage interest expense for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, is due to a decrease in the adjustable rate mortgage on the health club property from 9.625% to 8.25% in May 1996.


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



                            INLAND REAL ESTATE GROWTH FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 14, 1997


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: May 14, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 14, 1997