Form 10-Q
period 1997-06-30
INLAND REAL ESTATE GROWTH FUND II LP
filed 1997-08-11
CIK 817652

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended June 30, 1997


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


       2901 Butterfield Road, Oak Brook, Illinois         60523
        (Address of principal executive office)         (Zip Code)


    Registrant's telephone number, including area code:  630-218-8000


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

                    June 30, 1997 and December 31, 1996
                                (unaudited)

                                    Assets
                                    ------
                                                       1997          1996
                                                       ----          ----
Current assets:
  Cash and cash equivalents including amounts
    held by property manager (Note 1)............. $   105,055       152,259
  Accrued interest receivable.....................         164           247
                                                   ------------  ------------
    Total current assets..........................     105,219       152,506
                                                   ------------  ------------
Investment property (including acquisition fees
    paid to Affiliates of $59,500 at June 30,
    1996 and December 31, 1995 (Notes 1 and 2):
  Land............................................     438,389       438,389
  Building and improvements.......................   1,096,872     1,096,872
                                                   ------------  ------------
                                                     1,535,261     1,535,261
  Less accumulated depreciation...................     301,834       283,553
    Total investment property, net of              ------------  ------------
      accumulated depreciation....................   1,233,427     1,251,708
                                                   ------------  ------------
Installment contracts receivable (Note 3).........      80,000        80,000
Accrued rents receivable (Notes l and 4)..........      71,549        79,374
Deferred loan costs (net of accumulated
  amortization of $4,486 at June 30, 1997
  (Note 1)........................................      17,982          -
Deferred leasing fees to Affiliates (net of
  accumulated amortization of $14,659 and $13,326
  at June 30, 1997 and December 31, 1996,
  respectively) (Note 1)..........................      11,327        12,660
                                                   ------------  ------------
Total assets...................................... $ 1,519,504     1,576,248
                                                   ============  ============













                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1997 and December 31, 1996
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1997          1996
Current liabilities:                                   ----          ----
  Accounts payable and accrued expenses........... $        12          -
  Current portion of long-term debt
    (Notes 2 and 3)...............................      58,031        59,021
  Accrued interest payable........................        -            6,275
  Due to Affiliates (Note 2)......................       2,084         1,159
                                                   ------------  ------------
    Total current liabilities.....................      60,127        66,455

Commission payable to Affiliates (Note 2).........     135,000       135,000
Long-term debt, less current portion
    (Notes 2 and 3)...............................     819,560       851,755
                                                   ------------  ------------
    Total liabilities.............................   1,014,687     1,053,210
                                                   ------------  ------------
Deferred gain on sale of investment property
  (Note 3)........................................       9,950         9,950

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      15,228        15,060
    Cumulative cash distributions.................      (9,112)       (8,861)
                                                   ------------  ------------
                                                         6,616         6,699
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 25,000 Units,
      4,004.25 Units outstanding June 30, 1997
      and at December 31, 1996 (net of offering
      costs of $462,849, of which $59,476 was
      paid to Affiliates).........................   3,541,408     3,541,408
    Cumulative net income.........................   1,507,667     1,491,012
    Cumulative cash distributions.................  (4,560,824)   (4,526,031)
                                                   ------------  ------------
                                                       488,251       506,389
                                                   ------------  ------------
      Total Partners' capital.....................     494,867       513,088
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 1,519,504     1,576,248
                                                   ============  ============



                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1997 and 1996
                                  (unaudited)

                                        Three months            Six months
                                           ended                  ended
                                          June 30,               June 30,
                                          --------               --------
                                       1997       1996       1997       1996
Income:                                ----       ----       ----       ----
  Rental income (Note 4)........... $  51,661     51,661    103,322    103,322
  Interest income..................     3,209      3,133      6,489      5,957
                                    ---------- ---------- ---------- ----------
                                       54,870     54,794    109,811    109,279
Expenses:                           ---------- ---------- ---------- ----------
  Professional services to
    Affiliates.....................       872      1,830      2,412      4,023
  Professional services to
    non-affiliates.................      -           100     17,575     18,600
  General and administrative
    expenses to Affiliates.........     2,160      2,668      8,300      6,865
  General and administrative
    expenses to non-affiliates.....     1,559      2,370      2,607      3,009
  Property operating expenses to
    Affiliates.....................       556        505      1,112      1,010
  Mortgage interest................    18,308     20,319     36,882     43,040
  Depreciation.....................     9,140      9,140     18,281     18,281
  Amortization.....................     3,357        828      5,819      2,502
                                    ---------- ---------- ---------- ----------
                                       35,952     37,760     92,988     97,330
                                    ---------- ---------- ---------- ----------
Net income......................... $  18,918     17,034     16,823     11,949
                                    ========== ========== ========== ==========

Net income allocated to:
  General Partner.................. $     189        170        168        119
  Limited Partners.................    18,729     16,915     16,655     11,830
                                    ---------- ---------- ---------- ----------
    Net income..................... $  18,918     17,034     16,823     11,949
                                    ========== ========== ========== ==========

Net income allocated to the one
  General Partner Unit:............ $     189        170        168        119
                                    ========== ========== ========== ==========

Net income per 4,004.25 weighted
  average Limited Partner Units.... $    4.68       4.22       4.16       2.95
                                    ========== ========== ========== ==========


                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

                For the six months ended June 30, 1997 and 1996
                                  (unaudited)


                                                       1997          1996
Cash flows from operating activities:                  ----          ----
  Net income...................................... $    16,823        11,949
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Accrued rents receivable......................       7,825        (2,281)
    Deferred loan costs...........................     (22,468)         -
    Depreciation..................................      18,281        18,281
    Amortization..................................       5,819         2,502
    Changes in assets and liabilities:
      Accrued interest receivable.................          83          (203)
      Accounts payable and accrued expenses.......          12          (182)
      Accrued interest payable....................      (6,275)       (1,129)
      Due to Affiliates...........................         925        (1,716)
                                                   ------------  ------------
Net cash provided by operating activities.........      21,025        27,221
                                                   ------------  ------------
Cash flows from financing activities:
  Principal payments of long-term debt............     (33,185)       (9,671)
  Distributions...................................     (35,044)      (17,000)
                                                   ------------  ------------
Net cash used in financing activities.............     (68,229)      (26,671)
                                                   ------------  ------------
Net increase (decrease) in cash and cash
  equivalents.....................................     (47,204)          550
Cash and cash equivalents at beginning of period..     152,259       106,980
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   105,055       107,530
                                                   ============  ============


Supplemental disclosure of cash flow information:

  Cash paid for mortgage and other interest....... $    43,157        43,987
                                                   ============  ============











                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1997
                                  (unaudited)


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

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. As of September 30, 1996, the Partnership has repurchased a total of 34 Units ($33,993) from various Limited Partners. At June 30, 1997, included in cash and cash equivalents, is approximately $13,700 restricted for use by the Unit Repurchase Program. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

                                 June 30, 1997
                                  (unaudited)


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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1997
                                  (unaudited)



(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $2,084 and $1,159 remained unpaid at June 30, 1997 and December 31, 1996, respectively.

In connection with the sales at Wellington Place, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $1,112 and $1,010 for the six months ended June 30, 1997 and 1996, have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1997
                                  (unaudited)



(4) Accrued Rents Receivable

The health club lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include a decrease of $7,825 and an increase of $2,281 in 1997 and 1996, respectively of rental income for the period of occupancy for which stepped rent increases apply and $71,549 and $79,374 in related accounts receivable as of June 30, 1997 and December 31, 1996, respectively. Those amounts are expected to be collected over the terms of the related leases as scheduled rent payments are made.

(5) Mortgage Payable

The General Partner obtained an extension until February 1, 1999 from the current first mortgage holder on the mortgage loan collateralized by the Scandinavian Health Club property. Monthly principal and interest payments are based on an interest rate of 8.25% adjusted annually, based on a ten year amortization period.

(6) Subsequent Events

During July 1997, the Partnership paid a distribution of $14,919, of which $129 was distributed to the General Partner and $14,790 was distributed to the Limited Partners. The Limited Partners' distribution included $2,000 of repayment proceeds and $12,790 of operating cash flow.

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


Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, not including the General Partner's contribution, of which $3,077,513 was invested in two properties. In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of June 30, 1997, the Partnership has repurchased 34 Units ($33,993) from various Limited Partners through the Unit Repurchase Program.

At June 30, 1997, the Partnership had cash and cash equivalents of $105,055, which includes approximately $13,700 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash for working capital requirements and cash distributions.

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

The decrease in professional services to Affiliates for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, is due to a decrease in accounting fees to Affiliates.

The increase in general and administrative expenses to Affiliates for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is due to an increase in data processing.

The decrease in mortgage interest expense for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, is due to a decrease in the adjustable rate mortgage on the health club property from 9.625% to 8.25% in May 1996.

The increase in amortization expense for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, is due to loan costs associated with the extension of the mortgage loan collateralized by the Scandinavian Health Club property which are being amortized on a straight-line basis over the life of the loan.


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



                            INLAND REAL ESTATE GROWTH FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 11, 1997


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 11, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 11, 1997