Form 10-K
period 1997-12-31
INLAND REAL ESTATE GROWTH FUND II LP
filed 1998-03-27
CIK 817652

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1997

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)


                               TABLE OF CONTENTS


                                    Part I                                Page
                                    ------                                ----

  Item  1. Business......................................................    3

  Item  2. Properties....................................................    4

  Item  3. Legal Proceedings.............................................    4

  Item  4. Submission of Matters to a Vote of Security Holders...........    4


                                    Part II
                                    -------
  Item  5. Market for the Partnership's Limited Partnership
           Units and Related Security Holder Matters.....................    5

  Item  6. Selected Financial Data.......................................    5

  Item  7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................    7

  Item  8. Financial Statements and Supplementary Data...................   10

  Item  9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...........................   24


                                   Part III
                                   --------
  Item 10. Directors and Executive Officers of the Registrant............   24

  Item 11. Executive Compensation........................................   29

  Item 12. Security Ownership of Certain Beneficial Owners
           and Management................................................   30

  Item 13. Certain Relationships and Related Transactions................   30


                                    Part IV
                                    -------
  Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K...........................................   31

  SIGNATURES.............................................................   32

                                    PART I

Item 1.  Business

The Registrant, Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution, of which $3,077,513 was invested in two properties. In addition, offering proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. All of the holders of these Units have been admitted to the Partnership. As of December 31, 1997, the Partnership has repurchased through the Unit Repurchase Program a total of 34 Units ($33,993) from various Limited Partners. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

The Partnership is engaged solely in the business of real estate investment. A presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership has made real property investments as set forth in the following table:

        Name of              Number            Purchase            Type of
  property and location      of Units            Date            Ownership(a)
  ---------------------      --------          ----------        -------------
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

As of December 31, 1991, the Partnership had sold all of the eighteen buildings comprising the Wellington Place apartment complex for a total gross sales price of approximately $4,472,000. Of the total gross sales proceeds, $80,000 remains to be received through installment contracts receivable with final balloon payment due June 30, 1998. Management believes these receivables will be collected. Reference is made to Note (2) of the Notes to Financial Statements filed with this Annual Report for a description of the remaining installment contracts receivable.

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

The Partnership had no employees during 1997.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 and Note (5) of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made.

The Partnership has reviewed its current computer systems and does not anticipate any future problems relating to the year 2000.


Item 2.  Properties

The Partnership owns directly the properties referred to under Item 1 above to which reference is hereby made for a description of the properties.


Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1997.

                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1997, there were 334 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

Although the Partnership has established a Unit Repurchase Program, funds for repurchase of Units are limited. Reference is made to "Unit Repurchase Program" on page 18 of the Prospectus of the Partnership dated September 21, 1987, incorporated herein by reference. The Partnership has approximately $14,000 restricted for the repurchase of Units at December 31, 1997.



Item 6.  Selected Financial Data


                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

       For the years ended December 31, 1997, 1996, 1995, 1994 and 1993

                 (not covered by Independent Auditors' Report)


                           1997        1996       1995       1994       1993
                           ----        ----       ----       ----       ----

Total assets........... $1,509,987   1,576,248  1,566,598  1,605,345  2,102,637
                        =========== ========== ========== ========== ==========

Long-term debt(a)...... $  786,015     851,755       -       935,998    949,279
                        =========== ========== ========== ========== ==========

Total income........... $  219,784     224,555    222,952    242,879    538,846
                        =========== ========== ========== ========== ==========


  (a) Reference is made to Notes (2) and (3) of the Notes to Financial Statements filed with this Annual Report for further discussion of long-term debt.

                           1997        1996       1995       1994       1993
                           ----        ----       ----       ----       ----
Operating income....... $   58,989      58,003     44,837     78,526    292,863
Gain on sale of
  investment property..       -           -          -        31,118    503,529
                        ----------- ---------- ---------- ---------- ----------
Net income............. $   58,989      58,003     44,837    109,644    796,392
                        =========== ========== ========== ========== ==========

Net income allocated
  to the one General
  Partner Unit:

Operating income.......        590         580        448        785      2,929
Gain on sale of
  investment property..       -           -          -           311      5,035
                        ----------- ---------- ---------- ---------- ----------
                        $      590         580        448      1,096      7,964
                        =========== ========== ========== ========== ==========

Net income allocated
  per Limited
  Partnership Unit (b):

Operating income.......      14.58       14.34      11.09      19.41      72.41
Gain on sale of
  investment property..       -           -          -          7.69     124.49
                        ----------- ---------- ---------- ---------- ----------
                        $    14.58       14.34      11.09      27.10     196.90
                        =========== ========== ========== ========== ==========

Cash distributions
  to Limited Partners.. $   64,671      16,850     69,690    553,096  2,453,208
                        =========== ========== ========== ========== ==========

Cash distributions
  to Limited Partners
  per Unit (b)......... $    16.15        4.21      17.40     138.13     612.65
                        =========== ========== ========== ========== ==========

Weighted Average of
  Limited Partnership
  Units outstanding....   4,004.25    4,004.25   4,004.25   4,004.25   4,004.25
                        =========== ========== ========== ========== ==========


  (a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

  (b) The net income per Unit, basic and diluted, and cash distribution per Limited Partner Unit data are based upon the weighted average number of such Units.

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

Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, not including the General Partner's contribution, of which $3,077,513 was invested in two properties (as described in Note (2) of the Notes to Financial Statements filed with this Annual Report). In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of December 31, 1997, the Partnership has repurchased 34 Units ($33,993) from various Limited Partners through the Unit Repurchase Program.

At December 31, 1997, the Partnership had cash and cash equivalents of $128,545 which includes approximately $14,000 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash for working capital requirements and cash distributions.

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

The gain on the sale of investment properties is the result of the installment sales of the eighteen buildings comprising the Wellington Place apartment complex. The total gain from these sales of $616,858 will be recognized as cash is received over the life of the related installment contracts. As of December 31, 1997, $9,950 of gain remains to be recognized.

The decrease in professional services to Affiliates for the year ended December 31, 1997, as compared to the years ended December 31, 1996 and 1995, is due to a decrease in accounting services required by the Partnership.

The increase in professional services to non-affiliates for the year ended December 31, 1996, as compared to the years ended December 31, 1997 and 1995, is due to an increase in accounting fees.

The decrease in general and administrative expenses to Affiliates for the year ended December 31, 1997, as compared to the year ended December 31, 1996, is due to a decrease in investor service charges offset by an increase in postage and data processing.

The decrease in general and administrative expenses to Affiliates for the year ended December 31, 1996, as compared to the year ended December 31, 1995, is due to a decrease in postage, investor service charges and mortgage servicing fees.

The decrease in general and administrative expenses to non-affiliates for the year ended December 31, 1997, as compared to the year ended December 31, 1996, is due to a decrease in bank charges offset by an increase in postage and printing.

The decrease in general and administrative expenses to non-affiliates for the year ended December 31, 1996, as compared to the year ended December 31, 1995 is due to a decrease in postage and printing.

The decrease in mortgage interest for the years ended December 31, 1997 and 1996, as compared to the year ended December 31, 1995, is due to a decrease in the adjustable rate mortgage on the health club property from 9.625% to 8.250% in May 1996.


Inflation

The health club's triple-net lease offsets any inflationary effect on the property operating expenses relating to that property.

Continued inflation may cause capital appreciation of the Partnership's investment property over a period of time as rental rates and replacement cost of this property continue to increase.

Item 8.  Financial Statements and Supplementary Data


                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)


                                      Index                               Page
                                      -----                               ----


Independent Auditors' Report.............................................  11

Financial Statements:

  Balance Sheets, December 31, 1997 and 1996.............................  12

  Statements of Operations, for the years ended
    December 31, 1997, 1996 and 1995.....................................  14

  Statements of Partners' Capital, for the years ended
    December 31, 1997, 1996 and 1995.....................................  16

  Statements of Cash Flows, for the years ended
    December 31, 1997, 1996 and 1995.....................................  17

  Notes to Financial Statements..........................................  18



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Growth Fund II, L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP

Chicago, Illinois
January 30, 1998

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1997 and 1996


                                    Assets
                                    ------
                                                       1997          1996
                                                       ----          ----
Current assets:
  Cash and cash equivalents including amounts
    held by property manager (Note 1)............. $   128,545       152,259
  Accrued interest receivable.....................         274           247
                                                   ------------  ------------
    Total current assets..........................     128,819       152,506
                                                   ------------  ------------
Investment property (including acquisition
    fees paid to Affiliates of $59,500 at
    December 31, 1997 and 1996 (Notes 1 and 2):
  Land............................................     438,389       438,389
  Building and improvements.......................   1,096,872     1,096,872
                                                   ------------  ------------
                                                     1,535,261     1,535,261
  Less accumulated depreciation...................     320,115       283,553
    Total investment property, net of              ------------  ------------
      accumulated depreciation....................   1,215,146     1,251,708
                                                   ------------  ------------
Installment contracts receivable (Note 2).........      80,000        80,000
Accrued rents receivable (Notes l and 5)..........      63,724        79,374
Deferred loan costs (net of accumulated amortization
  of $10,165 at December 31, 1997) (Note 1).......      12,303          -
Deferred leasing fees to Affiliates (net of
  accumulated amortization of $15,991 and $13,326
  at December 31, 1997 and 1996, respectively)
  (Note 1)........................................       9,995        12,660
                                                   ------------  ------------
Total assets...................................... $ 1,509,987     1,576,248
                                                   ============  ============















                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1997 and 1996

                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1997          1996
Current liabilities:                                   ----          ----
  Current portion of long-term debt............... $    65,740        59,021
  Accrued interest payable........................       5,856         6,275
  Due to Affiliates (Note 4)......................         533         1,159
                                                   ------------  ------------
    Total current liabilities.....................      72,129        66,455
                                                   ------------  ------------
Commission payable to Affiliates (Note 4).........     135,000       135,000
Long-term debt, less current portion
  (Notes 2 and 3).................................     786,015       851,755
                                                   ------------  ------------
    Total liabilities.............................     993,144     1,053,210
                                                   ------------  ------------
Deferred gain on sale of investment property
  (Note 2)........................................       9,950         9,950

Partners' capital (Notes 1, 3 and 4):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      15,650        15,060
    Cumulative cash distributions.................      (9,374)       (8,861)
                                                   ------------  ------------
                                                         6,776         6,699
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 25,000 Units,
      4,004.25 Units outstanding at December 31,
      1997 and 1996 (net of offering costs of
      $462,849, of which $59,476 was paid to
      Affiliates).................................   3,541,408     3,541,408
    Cumulative net income.........................   1,549,411     1,491,012
    Cumulative cash distributions.................  (4,590,702)   (4,526,031)
                                                   ------------  ------------
                                                       500,117       506,389
                                                   ------------  ------------
      Total Partners' capital.....................     506,893       513,088
                                                   ------------  ------------
Commitments and contingencies (Notes 2 and 5).....

Total liabilities and Partners' capital........... $ 1,509,987     1,576,248
                                                   ============  ============





                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1997, 1996 and 1995



                                         1997          1996          1995
                                         ----          ----          ----
Income:
  Rental income (Note 5)............ $   206,640       211,696       206,644
  Interest income...................      13,144        12,859        11,677
  Other income......................        -             -            4,631
                                     ------------  ------------  ------------
                                         219,784       224,555       222,952
                                     ------------  ------------  ------------

Expenses:
  Professional services to
    Affiliates......................       4,189         6,882        12,065
  Professional services to
    non-affiliates..................      17,575        18,955        15,885
  General and administrative
    expenses to Affiliates..........      13,002        13,445        15,337
  General and administrative
    expenses to non-affiliates......       1,862         3,442         4,311
  Property operating expenses
    to Affiliates...................       2,223         2,071         2,020
  Property operating expenses
    to non-affiliates...............        -             -            1,533
  Mortgage interest.................      72,552        81,360        83,709
  Depreciation......................      36,562        36,563        36,562
  Amortization......................      12,830         3,834         6,693
                                     ------------  ------------  ------------
                                         160,795       166,552       178,115
                                     ------------  ------------  ------------
      Net income.................... $    58,989        58,003        44,837
                                     ============  ============  ============















                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

             For the years ended December 31, 1997, 1996 and 1995



                                         1997          1996          1995
                                         ----          ----          ----
Net income allocated to (Note 3):
  General Partner................... $       590           580           448
  Limited Partners..................      58,399        57,423        44,389
                                     ------------  ------------  ------------
      Net income.................... $    58,989        58,003        44,837
                                     ============  ============  ============

Net income allocated to the one
  General Partner Unit.............. $       590           580           448
                                     ============  ============  ============

Net income per 4,004.25 weighted
  average Limited Partnership
  Units, basic and diluted.......... $     14.58         14.34         11.09
                                     ============  ============  ============





























                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1997, 1996 and 1995


                                       General       Limited
                                       Partner       Partners        Total
                                     -----------   -----------   ------------

Balance January 1, 1995............. $    12,401       491,117       503,518

Net income (Note 3).................         448        44,389        44,837
Cash distributions ($17.40 per
  weighted average Limited
  Partnership Units of 4,004.25)....      (6,580)      (69,690)      (76,270)
                                     ------------  ------------  ------------
Balance December 31, 1995...........       6,269       465,816       472,085

Net income (Note 3).................         580        57,423        58,003
Cash distributions ($4.21 per
  weighted average Limited
  Partnership Units of 4,004.25)....        (150)      (16,850)      (17,000)
                                     ------------  ------------  ------------
Balance December 31, 1996...........       6,699       506,389       513,088

Net income (Note 3).................         590        58,399        58,989
Cash distributions ($16.15 per
  weighted average Limited
  Partnership Units of 4,004.25)....        (513)      (64,671)      (65,184)
                                     ------------  ------------  ------------
Balance December 31, 1997........... $     6,776       500,117       506,893
                                     ============  ============  ============





















                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1997, 1996 and 1995



                                         1997          1996          1995
                                         ----          ----          ----
Cash flows from operating activities:
  Net income........................ $    58,989        58,003        44,837
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
    Accrued rents receivable........      15,650        (4,562)       (4,562)
    Depreciation....................      36,562        36,563        36,562
    Amortization....................      12,830         3,834         6,693
    Accrued interest payable........        (419)       (1,253)        1,687
    Due to Affiliates...............        (626)       (1,447)        2,431
    Changes in other assets and
      liabilities...................         (27)       (1,132)          516
Net cash provided by operating       ------------  ------------  ------------
  activities........................     122,959        90,006        88,164
                                     ------------  ------------  ------------

Cash flows from financing activities:
  Principal payments of long-term
    debt............................     (59,021)      (27,727)      (11,934)
  Deferred loan costs...............     (22,468)         -             -
  Distributions.....................     (65,184)      (17,000)      (76,270)
Net cash used in financing           ------------  ------------  ------------
  activities........................    (146,673)      (44,727)      (88,204)
                                     ------------  ------------  ------------
Net increase (decrease) in cash and
  cash equivalents..................     (23,714)       45,279           (40)
Cash and cash equivalents at
  beginning of year.................     152,259       106,980       107,020
Cash and cash equivalents at         ------------  ------------  ------------
  end of year....................... $   128,545       152,259       106,980
                                     ============  ============  ============



Supplemental disclosure of cash flow information:

  Cash paid for mortgage and other
    interest........................ $    72,971        82,613        82,022
                                     ============  ============  ============




                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)


                         Notes to Financial Statements

             For the years ended December 31, 1997, 1996 and 1995


(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution. All of the holders of these Units have been admitted to the Partnership. As of December 31, 1997, the Partnership has repurchased a total of 34 units ($33,993) from various Limited Partners. At December 31, 1997, included in cash and cash equivalents, is approximately $14,000 restricted for use by the Unit Repurchase Program. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

Statement of Financial Accounting Standards No. 121 requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of December 31, 1997, the Partnership has not recognized any such impairment on its property.

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

Statement of Financial Accounting Standards No. 128 "Earnings per share" was adopted by the Partnership for the year ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. the Partnership has no dilutive securities.

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

                                       1997                      1996
                             ------------------------- ------------------------
                                              Tax                       Tax
                                GAAP         Basis        GAAP         Basis
                                Basis     (unaudited)     Basis     (unaudited)
                             ----------- ------------- ----------- ------------
  Total assets.............. $1,509,987    1,934,297    1,576,248     1,983,963

  Partner's capital:
    General Partner.........      6,776        6,389        6,699         6,146
    Limited Partners........    500,117      924,347      506,389       914,190

  Net income:
    General Partner.........        590          756          580           544
    Limited Partners........     58,399       74,828       57,423        53,841

  Net income per Limited
    Partnership Unit, basic
    and diluted.............      14.58        18.69        14.34         13.45

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

At closing, the Partnership obtained a $1,000,000 loan secured by the property from an unaffiliated lender. The loan has a current interest rate of 8.25% and requires monthly principal and interest payments. The interest rate adjusts annually to 3% over the one-year Treasury constant maturity average and payments are adjusted concurrently with the interest rates. The Partnership paid a $20,000 loan fee to the lender and incurred $8,188 of other costs associated with funding the loan. The mortgage loan ballooned in May 1996 and a modification and extension agreement was entered into on January 30, 1997. The Partnership paid a $18,149 loan fee to the lender and incurred $3,332 of legal fees in connection with this extension. The maturity date was extended to February 1, 1999. The payments of principal and interest for the period May 1, 1996 through January 1, 1997 remain consistent with the original terms of the note. Monthly principal and interest payments beginning February 1, 1997 will be calculated on the unpaid principal balance at January 1, 1997 with an interest rate of 8.25%, adjusted annually, based on a ten year amortization period. At December 31, 1997, the principal balance outstanding was $851,755.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)



An Affiliate of the General Partner receives a management fee pursuant to a management agreement of a percentage of gross receipts.

As of December 31, 1997, the required future principal payments on the Partnership's long-term debt are as follows:

         1998.......................................... $   65,740
         1999..........................................    786,015


(3) Partnership Agreement

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)



(4) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $533 and $1,159 remained unpaid at December 31, 1997 and 1996, respectively.

In connection with the sales at Wellington Place apartment complex, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $2,223, $2,071 and $2,020 for the years ended December 31, 1997, 1996 and 1995, respectively have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.


(5) Leases

At December 31, 1997, the Partnership's principal asset consists of a health club which is occupied by one tenant, Scandinavian Health Spa Inc. which is a wholly owned subsidiary of Bally's Health and Tennis Corporation, under a triple net lease which requires that in addition to paying base rent, the tenant is also responsible for the payment of insurance, taxes and maintenance.

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Minimum lease payments to be received in the future for the health club lease are as follows:

      1998............................................. $  222,288
      1999.............................................    222,288
      2000.............................................    222,288
      2001.............................................    166,716
                                                        -----------
      Total............................................ $  833,580
                                                        ===========

The lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include a decrease of $15,650 in 1997 and an increase of $4,562 in 1996 and 1995, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $63,724 and $79,374 in related accrued rents receivable as of December 31, 1997 and 1996, respectively. Those amounts are expected to be collected over the terms of the related lease as scheduled rent payments are made.


(6) Subsequent Events

During January 1998, the Partnership paid a distribution of $25,559, of which $236 was distributed to the General Partner and $25,323 was distributed to the Limited Partners. The Limited Partners distribution included $2,000 of repayment proceeds which represents a return of capital and $23,323 of operating cash flow which represents a return on capital.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1997.




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

    DANIEL L. GOODWIN (age 54) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

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

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past 7 years. He is an advisor for the Office of Housing
Coordination Services of the State  of  Illinois,  and  a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed him Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the Better Boys Foundation's Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine, Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of these original students are still employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of Northeastern Illinois University Board of Trustees in January 1996.

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

    ROBERT H. BAUM (age 54) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American
Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage. Currently, he serves as a director of Westbank, and is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 54) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, immediately supervises a staff of eight persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

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

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently Chairman of the Board of Westbank in Westchester and Hillside, Illinois.

    ROBERT D. PARKS  (age  54)    is  a  Director  of  The  Inland Group, Inc.,
President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

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

    NORBERT J. TREONIS (age 47) joined The Inland Group, Inc. and its affiliates in 1975 and he is currently Chairman and Chief Executive Officer of The Inland Property Management Group, Inc. and a Director of The Inland Group, Inc. He serves on the Board of Directors of all Inland subsidiaries involved in the property management, acquisitions and maintenance of real estate, including Mid-America Property Management Corporation, and Metropolitan Construction Services, Inc. Mr. Treonis is charged with the responsibility of the overall management and leasing of all apartment units, retail, industrial and commercial properties nationwide.

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

    CATHERINE L. LYNCH (age 39) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    PAUL J. WHEELER (age 45) joined Inland in 1982 and is currently the President of Inland Property Sales, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    ROBERTA S. MATLIN (age 53) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 40) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 45) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her Bachelor's degree from George
Washington University and her Master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 35) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    VENTON J. CARLSTON (age 40) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

Item 11. Executive Compensation

The General Partner is entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described under the caption "Cash Distributions" on page 44 and "Allocation of Profits or Losses" on page 43 of the Prospectus, and on pages A-7 to A-10 of the Partnership Agreement, included as an exhibit to the Prospectus. Reference is also made to Note (3) of the Notes to Financial Statements filed with this Annual Report for a description of such distributions and allocations. The General Partner received a share of Partnership income in 1997.

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

The General Partner of the Partnership and its Affiliates may be reimbursed for their out-of-pocket expenses relating to the administration of the Partnership. In 1997, the General Partner of the Partnership was due reimbursement for such expenses in the amount of $17,191, of which $533 was unpaid at December 31, 1997.

An Affiliate of the General Partner earned management fees of $2,223 in 1997, in connection with managing the Partnership's investment property, all of which was paid at December 31, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

    (b) The officers and directors of the General Partner of the Partnership own, as a group, the following Units of the Partnership:


                                 Amount and Nature
                                   of Beneficial          Percent
         Title of Class              Ownership           of Class
         -------------------     -----------------    -------------
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


Item 13. Certain Relationships and Related Transactions

There were no significant transactions or business relationships with the General Partner, Affiliates or their management other than those described in Items 10 and 11 above. Reference is made to Note (4) of the Notes to Financial Statements (Item 8 of this annual report) for information regarding related party transactions.

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

    (d)  Reports on Form 8-K:

         None



No Annual Report or proxy material for the year 1997 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND REAL ESTATE GROWTH FUND II, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 26, 1998

                                  /s/ Patricia A. Challenger

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: March 26, 1998

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Asst. Vice President
                            Date: March 26, 1998

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 26, 1998

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: March 26, 1998