Form 10-Q
period 1998-03-31
INLAND REAL ESTATE GROWTH FUND II LP
filed 1998-05-15
CIK 817652

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1998

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

                     March 31, 1998 and December 31, 1997
                                  (unaudited)

                                    Assets
                                    ------
                                                       1998          1997
                                                       ----          ----
Current assets:
  Cash and cash equivalents including amounts
    held by property manager (Note 1)............. $   102,174       128,545
  Accrued interest receivable.....................          66           274
  Installment contracts receivable (Note 3).......      80,000        80,000
                                                   ------------  ------------
    Total current assets..........................     182,240       208,819
                                                   ------------  ------------
Investment property (including acquisition fees
    paid to Affiliates of $59,500 at March 31,
    1998 and December 31, 1997 (Notes 1 and 2):
  Land............................................     438,389       438,389
  Building and improvements.......................   1,096,872     1,096,872
                                                   ------------  ------------
                                                     1,535,261     1,535,261
  Less accumulated depreciation...................     329,256       320,115
    Total investment property, net of              ------------  ------------
      accumulated depreciation....................   1,206,005     1,215,146
                                                   ------------  ------------
Accrued rents receivable (Notes l and 4)..........      59,812        63,724
Deferred loan costs (net of accumulated
  amortization of $13,004 and $10,165 at March 31,
  1998 and December 31, 1997, respectively)
  (Note 1)........................................       9,464        12,303
Deferred leasing fees to Affiliates (net of
  accumulated amortization of $16,658 and $15,991
  at March 31, 1998 and December 31, 1997,
  respectively) (Note 1)..........................       9,328         9,995
                                                   ------------  ------------
Total assets...................................... $ 1,466,849     1,509,987
                                                   ============  ============












                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 1998 and December 31, 1997
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1998          1997
Current liabilities:                                   ----          ----
  Accounts payable and accrued expenses........... $     6,608          -
  Current portion of long-term debt...............     830,439        65,740
  Accrued interest payable........................        -            5,856
  Due to Affiliates (Note 2)......................       3,555           533
                                                   ------------  ------------
    Total current liabilities.....................     840,602        72,129
                                                   ------------  ------------
Commission payable to Affiliates (Note 2).........     135,000       135,000
Long-term debt, less current portion..............        -          786,015
                                                   ------------  ------------
    Total liabilities.............................     975,602       993,144
                                                   ------------  ------------
Deferred gain on sale of investment property
  (Note 3)........................................       9,950         9,950

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      15,650        15,650
    Cumulative cash distributions.................      (9,610)       (9,374)
                                                   ------------  ------------
                                                         6,540         6,776
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 25,000 Units,
      4,004.25 Units outstanding at March 31, 1998
      and December 31, 1997 (net of offering
      costs of $462,849, of which $59,476 was
      paid to Affiliates).........................   3,541,408     3,541,408
    Cumulative net income.........................   1,549,374     1,549,411
    Cumulative cash distributions.................  (4,616,025)   (4,590,702)
                                                   ------------  ------------
                                                       474,757       500,117
                                                   ------------  ------------
      Total Partners' capital.....................     481,297       506,893
                                                   ------------  ------------
Total liabilities and Partners' capital........... $  1,466,849    1,509,987
                                                   ============  ============





                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1998 and 1997
                                  (unaudited)



                                                       1998          1997
Income:                                                ----          ----
  Rental income (Note 4).......................... $    51,661        51,661
  Interest income.................................       3,280         3,280
                                                   ------------  ------------
                                                        54,941        54,941
                                                   ------------  ------------
Expenses:
  Professional services to Affiliates.............         966         1,540
  Professional services to non-affiliates.........      16,900        17,575
  General and administrative expenses to
    Affiliates....................................       5,464         6,140
  General and administrative expenses to
    non-affiliates................................       1,096         1,048
  Property operating expenses to Affiliates.......         556           556
  Mortgage interest...............................      17,349        18,574
  Depreciation....................................       9,141         9,141
  Amortization....................................       3,506         2,462
                                                   ------------  ------------
                                                        54,977        57,036
                                                   ------------  ------------
Net loss.......................................... $       (37)       (2,095)
                                                   ============  ============

Net loss allocated to:
  General Partner.................................        -              (21)
  Limited Partners................................         (37)       (2,074)
                                                   ------------  ------------
Net loss.......................................... $       (37)       (2,095)
                                                   ============  ============

Net loss allocated to the one General
  Partner Unit.................................... $      -              (21)
                                                   ============  ============

Net loss per 4,004.25 weighted average Limited
  Partnership Units, basic and diluted............ $      (.01)         (.52)
                                                   ============  ============







                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1998 and 1997
                                  (unaudited)


                                                       1998          1997
Cash flows from operating activities:                  ----          ----
  Net loss........................................ $       (37)       (2,095)
  Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
    Accrued rents receivable......................       3,912         3,912
    Deferred loan costs...........................        -          (21,535)
    Depreciation..................................       9,141         9,141
    Amortization..................................       3,506         2,462
    Changes in assets and liabilities:
      Accrued interest receivable.................         208           173
      Accounts payable and accrued expenses.......       6,608        10,688
      Accrued interest payable....................      (5,856)       (6,275)
      Due to Affiliates...........................       3,022         5,405
                                                   ------------  ------------
Net cash provided by operating activities.........      20,504         1,876
                                                   ------------  ------------

Cash flows from financing activities:
  Principal payments of long-term debt............     (21,316)      (18,103)
  Distributions...................................     (25,559)      (25,774)
                                                   ------------  ------------
Net cash used in financing activities.............     (46,875)      (43,877)
                                                   ------------  ------------
Net decrease in cash and cash equivalents.........     (26,371)      (42,001)
Cash and cash equivalents at beginning of period..     128,545       152,259
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   102,174       110,258
                                                   ============  ============


Supplemental disclosure of cash flow information:

  Cash paid for mortgage and other interest....... $    23,205        24,849
                                                   ============  ============











                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1998
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. As of March 31, 1998, the Partnership has repurchased a total of 34 Units ($33,993) from various Limited Partners. At March 31, 1998, included in cash and cash equivalents, is approximately $14,000 restricted for use by the Unit Repurchase Program. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)


Statement of Financial Accounting Standards No. 121 requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of March 31, 1998, the Partnership has not recognized any such impairment on its property.


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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)



(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $3,555 and $533 remained unpaid at March 31, 1998 and December 31, 1997, respectively.

In connection with the sales at Wellington Place apartment complex, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $556 for both the three months ended March 31, 1998 and 1997, have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.

(3) Installment Contracts Receivable

During 1991, the Partnership sold all of the eighteen buildings comprising the Wellington Place apartment complex to unaffiliated third parties. The Partnership had recorded wrap around installment contracts receivable of $3,988,999 as a result of these sales, with interest rates ranging from 10.5% to 10.9% due over seven to ten years. The gain of $616,858 was to be recognized as cash was received over the life of the related installment contracts. As of March 31, 1998, $9,950 of gain remains to be recognized.

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)



(4) Accrued Rents Receivable

The health club lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include a decrease of $3,912 in 1997 and 1996, respectively of rental income for the period of occupancy for which stepped rent increases apply and $59,812 and $63,724 in related accounts receivable as of March 31, 1998 and December 31, 1997, respectively. Those amounts are expected to be collected over the terms of the related leases as scheduled rent payments are made.

(5) Mortgage Payable

The General Partner obtained an extension until February 1, 1999 from the current first mortgage holder on the mortgage loan collateralized by the Scandinavian Health Club property. Monthly principal and interest payments are based on an interest rate of 8.25% adjusted annually, based on a ten year amortization period.

(6) Subsequent Events

During April 1998, the Partnership paid a distribution of $8,120, of which $61 was distributed to the General Partner and $8,059 was distributed to the Limited Partners. The Limited Partners' distribution included $2,000 of repayment proceeds and $6,059 of operating cash flow.

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


Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, not including the General Partner's contribution, of which $3,077,513 was invested in two properties. In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of March 31, 1998, the Partnership has repurchased 34 Units ($33,993) from various Limited Partners through the Unit Repurchase Program.

At March 31, 1998, the Partnership had cash and cash equivalents of $102,174, which includes approximately $14,000 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash for working capital requirements and cash distributions.

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

The decrease in professional services to Affiliates and non-affiliates for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, is due to a decrease in accounting and legal services required by the Partnership.

The decrease in general and administrative expenses to Affiliates for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, is due to a decrease in investor service charges and mortgage servicing fees offset by an increase in data processing.

The decrease in mortgage interest expense for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, is due to a decrease in the adjustable rate mortgage on the health club property from 9.625% to 8.25% in May 1996.


Year 2000 Compliance

The Partnership has reviewed its current computer systems and does not anticipate any future problems relating to the year 2000.









                          PART II - Other Information

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



                            INLAND REAL ESTATE GROWTH FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 15, 1998


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: May 15, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 15, 1998