Form 10-Q
period 1998-06-30
INLAND REAL ESTATE GROWTH FUND II LP
filed 1998-08-07
CIK 817652

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1998


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

                      June 30, 1998 and December 31, 1997
                                  (unaudited)

                                    Assets
                                    ------
                                                       1998          1997
                                                       ----          ----
Current assets:
  Cash and cash equivalents including amounts
    held by property manager (Note 1)............. $   183,699       128,545
  Accrued interest receivable.....................         536           274
                                                   ------------  ------------
    Total current assets..........................     184,235       128,819
                                                   ------------  ------------
Investment property (including acquisition fees
    paid to Affiliates of $59,500 at June 30,
    1998 and December 31, 1997 (Notes 1 and 2):
  Land............................................     438,389       438,389
  Building and improvements.......................   1,096,872     1,096,872
                                                   ------------  ------------
                                                     1,535,261     1,535,261
  Less accumulated depreciation...................     338,397       320,115
    Total investment property, net of              ------------  ------------
      accumulated depreciation....................   1,196,864     1,215,146
                                                   ------------  ------------
Installment contracts receivable (Note 3).........        -           80,000
Accrued rents receivable (Notes l and 4)..........      55,899        63,724
Deferred loan costs (net of accumulated
  amortization of $15,843 and $10,165 at June 30,
  1998 and December 31, 1997, respectively
  (Note 1)........................................       6,625        12,303
Deferred leasing fees to Affiliates (net of
  accumulated amortization of $17,324 and $15,991
  at June 30, 1998 and December 31, 1997,
  respectively) (Note 1)..........................       8,662         9,995
                                                   ------------  ------------
Total assets...................................... $ 1,452,285     1,509,987
                                                   ============  ============












                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1998 and December 31, 1997
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1998          1997
Current liabilities:                                   ----          ----
  Current portion of long-term debt
    (Notes 2 and 3)............................... $   814,065        65,740
  Accrued interest payable........................        -            5,856
  Due to Affiliates (Note 2)......................         488           533
                                                   ------------  ------------
    Total current liabilities.....................     814,553        72,129
                                                   ------------  ------------
Commission payable to Affiliates (Note 2).........     135,000       135,000
Long-term debt, less current portion
    (Notes 2 and 3)...............................        -          786,015
                                                   ------------  ------------
    Total liabilities.............................     949,553       993,144
                                                   ------------  ------------
Deferred gain on sale of investment property
  (Note 3)........................................        -            9,950

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      15,945        15,650
    Cumulative cash distributions.................      (9,671)       (9,374)
                                                   ------------  ------------
                                                         6,774         6,776
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 25,000 Units,
      4,004.25 Units outstanding June 30, 1998
      and at December 31, 1997 (net of offering
      costs of $462,849, of which $59,476 was
      paid to Affiliates).........................   3,541,408     3,541,408
    Cumulative net income.........................   1,578,634     1,549,411
    Cumulative cash distributions.................  (4,624,084)   (4,590,702)
                                                   ------------  ------------
                                                       495,958       500,117
                                                   ------------  ------------
      Total Partners' capital.....................     502,732       506,893
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 1,452,285     1,509,987
                                                   ============  ============




                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1998 and 1997
                                  (unaudited)

                                        Three months            Six months
                                           ended                  ended
                                          June 30,               June 30,
                                          --------               --------
                                       1998       1997       1998       1997
Income:                                ----       ----       ----       ----
  Rental income (Note 4)........... $  51,661     51,661    103,322    103,322
  Interest income..................     2,846      3,209      6,126      6,489
                                    ---------- ---------- ---------- ----------
                                       54,507     54,870    109,448    109,811
Expenses:                           ---------- ---------- ---------- ----------
  Professional services to
    Affiliates.....................       731        872      1,697      2,412
  Professional services to
    non-affiliates.................      -          -        16,900     17,575
  General and administrative
    expenses to Affiliates.........     2,456      2,160      7,920      8,300
  General and administrative
    expenses to non-affiliates.....     1,498      1,559      2,594      2,607
  Property operating expenses to
    Affiliates.....................       556        556      1,112      1,112
  Mortgage interest................    17,015     18,308     34,364     36,882
  Depreciation.....................     9,141      9,140     18,282     18,281
  Amortization.....................     3,505      3,357      7,011      5,819
                                    ---------- ---------- ---------- ----------
                                       34,902     35,952     89,880     92,988
                                    ---------- ---------- ---------- ----------
Operating income...................    19,605     18,918     19,568     16,823

Gain on sale of investment property
  (Note 3).........................     9,950       -         9,950       -
                                    ---------- ---------- ---------- ----------
Net income......................... $  29,555     18,918     29,518     16,823
                                    ========== ========== ========== ==========

Net income allocated to:
  General Partner.................. $     295        189        295        168
  Limited Partners.................    29,260     18,729     29,223     11,830
                                    ---------- ---------- ---------- ----------
    Net income..................... $  29,555     18,918     29,518     16,823
                                    ========== ========== ========== ==========





                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

           For the three and six months ended June 30, 1998 and 1997
                                  (unaudited)

                                        Three months            Six months
                                           ended                  ended
                                          June 30,               June 30,
                                          --------               --------
                                       1998       1997       1998       1997
                                       ----       ----       ----       ----
Net income allocated to the one
  General Partner Unit:

  Operating income................. $     195        189        195        168
  Gain on sale of investment
    property.......................       100       -           100       -
                                    ---------- ---------- ---------- ----------
                                    $     295        189        295        168
                                    ========== ========== ========== ==========

Net income per 4,004.25 weighted
  average Limited Partner Units

  Operating income................. $    4.82       4.68       4.83       4.16
  Gain on sale of investment
    property.......................      2.46       -          2.46       -
                                    ---------- ---------- ---------- ----------
                                    $    7.28       4.68       7.28       4.16
                                    ========== ========== ========== ==========





















                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

                For the six months ended June 30, 1998 and 1997
                                  (unaudited)


                                                       1998          1997
Cash flows from operating activities:                  ----          ----
  Net income...................................... $    29,518        16,823
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Gain on sale..................................       9,950          -
    Accrued rents receivable......................       7,825         7,825
    Depreciation..................................      18,282        18,281
    Amortization..................................       7,011         5,819
    Changes in assets and liabilities:
      Accrued interest receivable.................         262            83
      Accounts payable and accrued expenses.......        -               12
      Accrued interest payable....................      (5,856)       (6,275)
      Due to Affiliates...........................         (45)          925
                                                   ------------  ------------
Net cash provided by operating activities.........      46,523        43,493
                                                   ------------  ------------
Cash flows from investing activities:
  Principal payments collected....................      80,000          -
                                                   ------------  ------------
Net cash provided by investing activities.........      80,000          -
                                                   ------------  ------------
Cash flows from financing activities:
  Deferred loan costs.............................        -          (22,468)
  Principal payments of long-term debt............     (37,690)      (33,185)
  Distributions...................................     (33,679)      (35,044)
                                                   ------------  ------------
Net cash used in financing activities.............     (71,369)      (90,697)
                                                   ------------  ------------
Net increase (decrease) in cash and cash
  equivalents.....................................      55,154       (47,204)
Cash and cash equivalents at beginning of period..     128,545       152,259
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   183,699       105,055
                                                   ============  ============


Supplemental disclosure of cash flow information:

  Cash paid for mortgage and other interest....... $    40,220        43,157
                                                   ============  ============





                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1998
                                  (unaudited)


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

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. As of June 30, 1998, the Partnership has repurchased a total of 34 Units ($33,993) from various Limited Partners. At June 30, 1998, included in cash and cash equivalents, is approximately $14,000 restricted for use by the Unit Repurchase Program. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


Statement of Financial Accounting Standards No. 121 requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of June 30, 1998, the Partnership has not recognized any such impairment on its property.


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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)



(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $488 and $533 remained unpaid at June 30, 1998 and December 31, 1997, respectively.

In connection with the sales at Wellington Place apartment complex, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $1,112 for both the six months ended June 30, 1998 and 1997, have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.

(3) Installment Contracts Receivable

During 1991, the Partnership sold all of the eighteen buildings comprising the Wellington Place apartment complex to unaffiliated third parties. The Partnership had recorded wrap around installment contracts receivable of $3,988,999 as a result of these sales, with interest rates ranging from 10.5% to 10.9% due over seven to ten years. The gain of $616,858 was to be recognized as cash was received over the life of the related installment contracts. As of June 30, 1998, all of gain has been recognized.

The Partnership received complete prepayments on all of the eighteen installment contracts receivable amounting to $3,609,589, which included prepayment penalties of $10,830, less credit to the borrowers for prepaid interest. In conjunction with five of the prepayments, the Partnership provided a single borrower with five second mortgages, in the amount of $16,000 each, which required interest-only payments at the rate of 10% per annum with a final balloon payment due June 30, 1998, collateralized by five of the buildings previously sold. As of June 30, 1998, these second mortgages have been repaid in full.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)



(4) Accrued Rents Receivable

The health club lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include a decrease of $7,825 in 1997 and 1996, respectively of rental income for the period of occupancy for which stepped rent increases apply and $55,899 and $63,724 in related accounts receivable as of June 30, 1998 and December 31, 1997, respectively. Those amounts are expected to be collected over the terms of the related leases as scheduled rent payments are made.

(5) Mortgage Payable

The General Partner obtained an extension until February 1, 1999 from the current first mortgage holder on the mortgage loan collateralized by the Scandinavian Health Club property. Monthly principal and interest payments are based on an interest rate of 8.25% adjusted annually, based on a ten year amortization period.

(6) Subsequent Events

During July 1998, the Partnership paid a distribution of $15,275 of which $133 was distributed to the General Partner and $15,142 was distributed to the Limited Partners. The Limited Partners' distribution included $2,000 of repayment proceeds and $13,142 of operating cash flow.

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


Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, not including the General Partner's contribution, of which $3,077,513 was invested in two properties. In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of June 30, 1998, the Partnership has repurchased 34 Units ($33,993) from various Limited Partners through the Unit Repurchase Program.

At June 30, 1998, the Partnership had cash and cash equivalents of $183,699, which includes approximately $14,000 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash for working capital requirements and cash distributions.

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

The decrease in professional services to Affiliates and non-affiliates for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, is due to a decrease in accounting and legal services required by the Partnership.

The decrease in general and administrative expenses to Affiliates for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, is due to a decrease in investor service charges and mortgage servicing fees offset by an increase in data processing.

As of June 30, 1998, the Partnership received payment in full on the five second mortgages from the sale of the the Wellington Place apartments.


Year 2000 Compliance

The Partnership has reviewed its current computer systems and does not anticipate any future problems relating to the year 2000.









                          PART II - Other Information

Items 1 through 6 (b) are omitted because of the absence of conditions under which they are required.

Item 7.  Exhibits and Reports on Form 8-K

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



                            INLAND REAL ESTATE GROWTH FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 6, 1998


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 6, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 6, 1998