Form 10-Q
period 1998-09-30
INLAND REAL ESTATE GROWTH FUND II LP
filed 1998-11-17
CIK 817652

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1998


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

                   September 30, 1998 and December 31, 1997
                                  (unaudited)

                                    Assets
                                    ------
                                                       1998          1997
                                                       ----          ----
Current assets:
  Cash and cash equivalents including amounts
    held by property manager (Note 1)............. $   188,103       128,545
  Accrued interest receivable.....................         172           274
                                                   ------------  ------------
    Total current assets..........................     188,275       128,819
                                                   ------------  ------------

Property held for sale............................   1,187,724          -
Investment property (including acquisition fees
    paid to Affiliates of $59,500 at December 31,
    1997 (Notes 1 and 2):
  Land............................................        -          438,389
  Building and improvements.......................        -        1,096,872
                                                   ------------  ------------
                                                          -        1,535,261
  Less accumulated depreciation...................        -          320,115
    Total investment property, net of              ------------  ------------
      accumulated depreciation....................        -        1,215,146
                                                   ------------  ------------
Installment contracts receivable (Note 3).........        -           80,000
Accrued rents receivable (Notes l and 4)..........      51,986        63,724
Deferred loan costs (net of accumulated
  amortization of $18,683 and $10,165 at
  September 30, 1998 and December 31, 1997,
  respectively) (Note 1)..........................       3,785        12,303
Deferred leasing fees to Affiliates (net of
  accumulated amortization of $17,990 and $15,991
  at September 30, 1998 and December 31, 1997,
  respectively) (Note 1)..........................       7,996         9,995
                                                   ------------  ------------
Total assets...................................... $ 1,439,766     1,509,987
                                                   ============  ============










                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1998 and December 31, 1997
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1998          1997
Current liabilities:                                   ----          ----
  Current portion of long-term debt (Note 5)...... $   797,350        65,740
  Accrued interest payable........................        -            5,856
  Due to Affiliates (Note 2)......................       2,854           533
                                                   ------------  ------------
    Total current liabilities.....................     800,204        72,129
                                                   ------------  ------------
Commission payable to Affiliates (Note 2).........     135,000       135,000
Long-term debt, less current portion (Note 5).....        -          786,015
                                                   ------------  ------------
    Total liabilities.............................     935,204       993,144
                                                   ------------  ------------
Deferred gain on sale of investment property
  (Note 3)........................................        -            9,950

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      16,116        15,650
    Cumulative cash distributions.................      (9,804)       (9,374)
                                                   ------------  ------------
                                                         6,812         6,776
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 25,000 Units,
      4,004.25 Units outstanding September 30,
      1998 and at December 31, 1997 (net of
      offering costs of $462,849, of which
      $59,476 was paid to Affiliates).............   3,541,408     3,541,408
    Cumulative net income.........................   1,595,570     1,549,411
    Cumulative cash distributions.................  (4,639,228)   (4,590,702)
                                                   ------------  ------------
                                                       497,750       500,117
                                                   ------------  ------------
      Total Partners' capital.....................     504,562       506,893
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 1,439,766     1,509,987
                                                   ============  ============






                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1998 and 1997
                                  (unaudited)


                                        Three months            Nine months
                                           ended                  ended
                                        September 30,          September 30,
                                        -------------          -------------
                                       1998       1997       1998       1997
Income:                                ----       ----       ----       ----
  Rental income (Notes 1 and 4).... $  51,658     51,661    154,980    154,983
  Interest income..................     2,375      3,259      8,501      9,748
                                    ---------- ---------- ---------- ----------
                                       54,033     54,920    163,481    164,731
                                    ---------- ---------- ---------- ----------
Expenses:
  Professional services to
    Affiliates.....................     1,065      1,525      2,762      3,937
  Professional services to
    non-affiliates.................     2,000       -        18,900     17,575
  General and administrative
    expenses to Affiliates.........     3,454      2,727     11,374     11,027
  General and administrative
    expenses to non-affiliates.....       530        921      3,124      3,528
  Property operating expenses to
    Affiliates.....................       555        555      1,667      1,667
  Mortgage interest................    16,676     17,995     51,040     54,877
  Depreciation.....................     9,140      9,142     27,422     27,423
  Amortization.....................     3,506      3,505     10,517      9,324
                                    ---------- ---------- ---------- ----------
                                       36,926     36,370    126,806    129,358
                                    ---------- ---------- ---------- ----------
Operating income...................    17,107     18,550     36,675     35,373
Gain on sale of investment property
  (Note 3).........................      -          -         9,950       -
                                    ---------- ---------- ---------- ----------
Net income......................... $  17,107     18,550     46,625     35,373
                                    ========== ========== ========== ==========

Net income allocated to:
  General Partner.................. $     171        186        466        354
  Limited Partners.................    16,936     18,364     46,159     35,019
                                    ---------- ---------- ---------- ----------
    Net income..................... $  17,107     18,550     46,625     35,373
                                    ========== ========== ========== ==========





                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1998 and 1997
                                  (unaudited)


Net income allocated to the one
  General Partner Unit:

  Operating income................. $     171        186        366        354
  Gain on sale of investment
    property.......................      -          -           100       -
                                    ---------- ---------- ---------- ----------
                                    $     171        186        466        354
                                    ========== ========== ========== ==========

Net income per 4,004.25 weighted
  average Limited Partner Units:

  Operating income................. $    4.23       4.59       9.06       8.75
  Gain on sale of investment
    property.......................      -          -          2.46       -
                                    ---------- ---------- ---------- ----------
                                    $    4.23       4.59      11.52       8.75
                                    ========== ========== ========== ==========



























                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1998 and 1997
                                  (unaudited)


                                                       1998          1997
Cash flows from operating activities:                  ----          ----
  Net income...................................... $    46,625        35,373
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Gain on sale..................................      (9,950)         -
    Accrued rents receivable......................      11,738        11,737
    Depreciation..................................      27,422        27,423
    Amortization..................................      10,517         9,324
    Changes in assets and liabilities:
      Accrued interest receivable.................         102           192
      Accounts payable and accrued expenses.......        -             -
      Accrued interest payable....................      (5,856)       (6,275)
      Due to Affiliates...........................       2,321         2,151
                                                   ------------  ------------
Net cash provided by operating activities.........      82,919        79,925
                                                   ------------  ------------
Cash flows from investing activities:
  Principal payments collected....................      80,000          -
                                                   ------------  ------------
Net cash provided by investing activities.........      80,000          -
                                                   ------------  ------------
Cash flows from financing activities:
  Deferred loan costs.............................        -          (22,468)
  Principal payments of long-term debt............     (54,405)      (48,581)
  Distributions...................................     (48,956)      (49,963)
                                                   ------------  ------------
Net cash used in financing activities.............    (103,361)     (121,012)
                                                   ------------  ------------
Net increase (decrease) in cash and cash
  equivalents.....................................      59,558       (41,087)
Cash and cash equivalents at beginning of period..     128,545       152,259
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   188,103       111,172
                                                   ============  ============


Supplemental disclosure of cash flow information:

  Cash paid for mortgage and other interest....... $    56,896        61,152
                                                   ============  ============





                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1998
                                  (unaudited)


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

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. As of September 30, 1998, the Partnership has repurchased a total of 34 Units ($33,993) from various Limited Partners. At September 30, 1998, included in cash and cash equivalents, is approximately $14,000 restricted for use by the Unit Repurchase Program. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)


Statement of Financial Accounting Standards No. 121 requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced or is expected to commence in the near term. Effective September 23, 1998, the Partnership's investment property was held for sale. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. Adjustments for impairment loss for such a property are made in each period as necessary to report the property at the lower of carrying value or fair value less cost to sell. As of September 30, 1998, the Partnership has not recognized any such impairment on its property.

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)



(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $2,854 and $533 remained unpaid at September 30, 1998 and December 31, 1997, respectively.

In connection with the sales at Wellington Place apartment complex, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $1,667 for both the nine months ended September 30, 1998 and 1997, have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.

(3) Installment Contracts Receivable

During 1991, the Partnership sold all of the eighteen buildings comprising the Wellington Place apartment complex to unaffiliated third parties. The Partnership had recorded wrap around installment contracts receivable of $3,988,999 as a result of these sales, with interest rates ranging from 10.5% to 10.9% due over seven to ten years. The gain of $616,858 was to be recognized as cash was received over the life of the related installment contracts. As of September 30, 1998, all of gain has been recognized.

The Partnership received complete prepayments on all of the eighteen installment contracts receivable amounting to $3,609,589, which included prepayment penalties of $10,830, less credit to the borrowers for prepaid interest. In conjunction with five of the prepayments, the Partnership provided a single borrower with five second mortgages, in the amount of $16,000 each, which required interest-only payments at the rate of 10% per annum with a final balloon payment due June 30, 1998, collateralized by five of the buildings previously sold. As of September 30, 1998, these second mortgages have been repaid in full.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)



(4) Accrued Rents Receivable

The health club lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include a decrease of $11,738 in both 1998 and 1997, of rental income for the period of occupancy for which stepped rent increases apply and $51,986 and $63,724 in related accounts receivable as of September 30, 1998 and December 31, 1997, respectively. Those amounts are expected to be collected over the terms of the related leases as scheduled rent payments are made.

(5) Mortgage Payable

The General Partner obtained an extension until February 1, 1999 from the current first mortgage holder on the mortgage loan collateralized by the Scandinavian Health Club property. Monthly principal and interest payments are based on an interest rate of 8.25% adjusted annually, based on a ten year amortization period.

(6) Subsequent Events

During October 1998, the Partnership paid a distribution of $15,319 of which $133 was distributed to the General Partner and $15,186 was distributed to the Limited Partners. The Limited Partners' distribution included $2,000 of repayment proceeds and $13,186 of operating cash flow.

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


Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, not including the General Partner's contribution, of which $3,077,513 was invested in two properties. In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of September 30, 1998, the Partnership has repurchased 34 Units ($33,993) from various Limited Partners through the Unit Repurchase Program.

At September 30, 1998, the Partnership had cash and cash equivalents of $188,103, which includes approximately $14,000 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash for working capital requirements and cash distributions.

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

Results of Operations

As of September 23, 1998, the Partnership listed and was actively marketing the Scandinavian Health Club property for sale at an amount in excess of its carrying value. The listing agreement is for a period of three months and, as of the date of this report, the Partnership has not received any offers. At the end of the three months, the Partnership will consider extending the listing or reclassifying the property as held for investment. To the extent the Partnership determines that the property will continue to be held for sale, the Partnership will cease depreciation beginning with the date of the original listing agreement.

The decrease in professional services to Affiliates for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, is due to a decrease in accounting and legal services required by the Partnership. The increase in professional services to non-affiliates for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, is due to an increase in accounting fees required by the Partnership.

As of September 30, 1998, the Partnership received payment in full on the five second mortgages from the sale of the the Wellington Place apartments and has recognized the remaining gain from the sale.



Year 2000 Issues

GENERAL

Many computer operating systems and software applications were designed such that the year 1999 is the maximum date that can be processed accurately. In conducting business, the Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software developed internally and, to a limited extent, by outside software vendors. The Partnership has assessed its vulnerability to the so-called "Year-2000 Issue" with respect to its equipment and computer systems.

STATE OF READINESS

The Partnership has identified the following three areas for "Year-2000" compliance efforts:

Business  Computer  Systems:  The  majority  of  the  Partnership's information technology systems were developed internally and include accounting, lease management, investment portfolio tracking, and tax return preparation. The Partnership has rights to the source code for these applications and employs programmers who are knowledgeable regarding these systems. The process of testing these internal systems to determine year 2000 compliance is nearly complete. The Partnership does not anticipate any material costs relating to its business computer systems regarding year 2000 compliance since the Partnership's critical hardware and software systems use four digits to represent the applicable year. The Partnership does use various computers, so-called "PC's", that may run software that may not use four digits to represent the applicable year. The Partnership is in the process of testing the PC hardware and software to determine year 2000 compliance, but it must be noted that such PC's are incidental to the Partnership's critical systems. The Partnership is considering independent testing of its critical systems.

Tenants and Suppliers: The Partnership is in the process of surveying tenants, suppliers and other parties with whom the Partnership does a significant amount of business to identify the Partnership's potential exposure in the event such parties are not year 2000 compliant in a timely manner. Since this area involves some parties over which the Partnership has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Partnership is working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. The Partnership's investigations and assessments of possible year 2000 issues are in a preliminary stage, and currently the Partnership is not aware of any material impact on its business, operations or financial condition due to year 2000 non-compliance by any of the Partnership's tenants or suppliers.

Non-Information Technology Systems: In the operation of its properties, the Partnership has acquired equipment with embedded technology such as microcontrollers, which operate heating, ventilation, and air conditioning systems, fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. The Partnership is in the process of evaluating its potential exposure and costs if such non-information technology systems are not year 2000 compliant and expects to be able to complete its assessment during the second quarter of 1999.

YEAR 2000 COSTS

The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $50,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 compliance costs incurred through September 30, 1998 are estimated at approximately $5,000.

YEAR 2000 RISKS

The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its business computer systems would be the inability to access information which could result in the failure to issue financial reports. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its tenants is failure to receive rental income which could result in the Partnership being unable to meet cash requirements for monthly expenses. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its suppliers is the failure to supply necessary utilities; including, but not limited to heating, as a result of a malfunctioning of non-information technology systems in some of the Partnership's properties.

CONTINGENCY PLAN

The Partnership is in the process of formulating a contingency plan which will be developed by July of 1999.

                          PART II - Other Information

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

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



                            INLAND REAL ESTATE GROWTH FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 12, 1998


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: November 12, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 12, 1998