Form 10-K
period 1998-12-31
INLAND REAL ESTATE GROWTH FUND II LP
filed 1999-03-31
CIK 817652

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1998

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)


                               TABLE OF CONTENTS


                                    Part I                                Page


  Item  1. Business......................................................    3

  Item  2. Properties....................................................    4

  Item  3. Legal Proceedings.............................................    4

  Item  4. Submission of Matters to a Vote of Security Holders...........    4


                                    Part II

  Item  5. Market for the Partnership's Limited Partnership
           Units and Related Security Holder Matters.....................    5

  Item  6. Selected Financial Data.......................................    5

  Item  7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................    7

  Item 7a. Quantitative and Qualitative Disclosure About Market Risk.....   10

  Item  8. Financial Statements and Supplementary Data...................   11

  Item  9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...........................   24


                                   Part III

  Item 10. Directors and Executive Officers of the Registrant............   24

  Item 11. Executive Compensation........................................   30

  Item 12. Security Ownership of Certain Beneficial Owners
           and Management................................................   31

  Item 13. Certain Relationships and Related Transactions................   31


                                    Part IV

  Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K...........................................   32

  SIGNATURES.............................................................   33

                                    PART I

Item 1.  Business

The Registrant, Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution, of which $3,077,513 was invested in two properties. In addition, offering proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. All of the holders of these Units have been admitted to the Partnership. As of December 31, 1998, the Partnership has repurchased through the Unit Repurchase Program a total of 34 Units ($33,993) from various Limited Partners. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

The Partnership is engaged solely in the business of real estate investment. The Partnership currently owns one property, Scandinavian Health Club, which represents their industry segment. The results of the segment are presented in the financial statements of the Partnership.

The Partnership has made real property investments as set forth in the following table:

        Name of              Number            Purchase            Type of
  Property and Location      of Units            Date            Ownership(a)
  ---------------------      --------          --------          ------------
  Wellington Place                                               Fee ownership
    Apartments                 108             04/19/88          of land and
    Carol Stream, Illinois                     (Sold 1991)       improvements

  Scandinavian Health Club                                       Fee ownership
    Columbus, Ohio             N/A             04/21/89          of land and
                                                                 improvements


(a) Reference is made to Note 2 of the Notes to Financial Statements filed with this Annual Report for the current outstanding principal balance and a description of the mortgage indebtedness secured by the Partnership's real property investment.

As of December 31, 1991, the Partnership had sold all of the eighteen buildings comprising the Wellington Place apartment complex for a total gross sales price of approximately $4,472,000. Of the total gross sales proceeds, $80,000 remained to be received through installment contracts receivable with final balloon payment due June 30, 1998. As of December 31, 1998, these receivables have been paid in full.

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

The Partnership had no employees during 1998.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 and Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made.


Item 2.  Properties

The Partnership owns directly the properties referred to under Item 1 above to which reference is hereby made for a description of the properties.


Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1998.


                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1998, there were 338 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

Although the Partnership has established a Unit Repurchase Program, funds for repurchase of Units are limited. Reference is made to "Unit Repurchase Program" on page 18 of the Prospectus of the Partnership dated September 21, 1987, incorporated herein by reference. The Partnership has approximately $14,800 restricted for the repurchase of Units at December 31, 1998.

Item 6.  Selected Financial Data

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

       For the years ended December 31, 1998, 1997, 1996, 1995 and 1994

                 (not covered by Independent Auditors' Report)

                           1998        1997       1996       1995       1994
                           ----        ----       ----       ----       ----
Total assets........... $ 1,430,187  1,509,987  1,576,248  1,566,598  1,605,345
                        =========== ========== ========== ========== ==========

Long-term debt (b)..... $      -       786,015    851,755       -       935,998
                        =========== ========== ========== ========== ==========

Total income........... $   217,292    219,784    224,555    222,952    242,879
                        =========== ========== ========== ========== ==========

Net operating income... $    61,971     58,989     58,003     44,837     78,526
Gain on sale of
  investment property..       9,950      -           -          -        31,118
                        ----------- ---------- ---------- ---------- ----------
Net income............. $    71,921     58,989     58,003     44,837    109,644
                        =========== ========== ========== ========== ==========
Net income allocated
  to the one General
  Partner Unit:
Net operating income...         620        590        580        448        785
Gain on sale of
  investment property..          99      -           -          -           311
                        ----------- ---------- ---------- ---------- ----------
                        $       719        590        580        448      1,096
                        =========== ========== ========== ========== ==========
Net income allocated
  per Limited
  Partnership Unit (c):
Net operating income...       15.32      14.58      14.34      11.09      19.41
Gain on sale of
  investment property..        2.46      -           -          -          7.69
                        ----------- ---------- ---------- ---------- ----------
                        $     17.78      14.58      14.34      11.09      27.10
                        =========== ========== ========== ========== ==========

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

       For the years ended December 31, 1998, 1997, 1996, 1995 and 1994

                 (not covered by Independent Auditors' Report)

                           1998        1997       1996       1995       1994
                           ----        ----       ----       ----       ----
Cash distributions
  to Limited Partners.. $    63,710     64,671     16,850     69,690    553,096
                        =========== ========== ========== ========== ==========
Cash distributions
  to Limited Partners
  per Unit (c)......... $     15.91      16.15       4.21      17.40     138.13
                        =========== ========== ========== ========== ==========
Weighted average of
  Limited Partnership
  Units outstanding....    4,004.25   4,004.25   4,004.25   4,004.25   4,004.25
                        =========== ========== ========== ========== ==========

(a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

(b) Reference is made to Note 2 of the Notes to Financial Statements filed with this Annual Report for further discussion of long-term debt.

(c) The net income per Unit, basic and diluted, and cash distribution per Limited Partner Unit data are based upon the weighted average number of such Units.

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

Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, not including the General Partner's contribution, of which $3,077,513 was invested in two properties (as described in Note 2 of the Notes to Financial Statements filed with this Annual Report). In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of December 31, 1998, the Partnership has repurchased 34 Units ($33,993) from various Limited Partners through the Unit Repurchase Program.

At December 31, 1998, the Partnership had cash and cash equivalents of $185,913 which includes approximately $14,800 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash for working capital requirements and cash distributions.

As of December 31, 1991, the Partnership had sold all of the eighteen buildings comprising the Wellington Place apartment complex for a total gross sales price of approximately $4,472,000. Reference is made to Note 2 of the Notes to Financial Statements filed with this Annual Report for a description of the sale of buildings in this complex during 1991 and the payments of the related installment contracts receivable.

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

The mortgage loan collateralized by the Scandinavian Health Club property ballooned in May 1996. A modification and extension agreement was entered into on January 30, 1997, effective May 1, 1996. The maturity date was extended to February 1, 1999. The payments of principal and interest for the period May 1, 1996 through January 1, 1997 remain consistent with the original terms of the note. Monthly principal and interest payments beginning February 1, 1997 will be calculated on the unpaid principal balance at January 1, 1997 with an interest rate of 8.25%, adjusted annually on May 1st of each subsequent year beginning May 1, 1997. The amortization period of this two year extension is ten years. As of February 1, 1999, the General Partner of the Partnership advanced funds on a short-term basis to the Partnership to pay off its mortgage payable balance of $780,288 plus accrued interest through the maturity date. The mortgage payable to the General Partner of $786,081 has a current interest rate of 9.5% and requires monthly interest only payments. A final balloon payment of all outstanding principal and all accrued and unpaid interest, if any, is due on December 31, 1999. This loan may be extended at the Partnership's option.

As of September 23, 1998, the Partnership listed and began actively marketing the Scandinavian Health Club property for sale at an amount in excess of its carrying value. The listing agreement expired on January 31, 1999, however, the Partnership is continuing to market the property for sale. The Partnership ceased depreciation as of September 23, 1998.

As of December 31, 1998, the Partnership received payment in full on the five second mortgages from the sale of the Wellington Place apartments and has recognized the remaining gain from the sale.

The decrease in professional services to Affiliates for the years ended December 31, 1998 and 1997, as compared to the year ended December 31, 1996, is due to a decrease in accounting services and legal services required by the Partnership.

The increase in professional services to non-affiliates for the year ended December 31, 1998, as compared to the years ended December 31, 1997 and 1996, is due to an increase in accounting fees required by the Partnership.

The increase in general and administrative expenses to Affiliates for the year ended December 31, 1998, as compared to the years ended December 31, 1997 and 1996, is due to an increase in postage costs and investor services.

The lower general and administrative expenses to non-affiliates for the year ended December 31, 1997, as compared to the years ended December 31, 1998 and 1996, are due to lower bank charges offset by higher postage and printing costs.

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

Tenants and Suppliers: The Partnership is in the process of surveying tenants, suppliers and other parties with whom the Partnership does a significant amount of business to identify the Partnership's potential exposure in the event such parties are not year 2000 compliant in a timely manner. At this time, the Partnership is not aware of any party that is anticipating a material Year 2000 compliance issue. However, since this area involves some parties over which the Partnership has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Partnership is working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. The Partnership's investigations and assessments of possible year 2000 issues are in a preliminary stage, and currently the Partnership is not aware of any material impact on its business, operations or financial condition even if one or more parties is not Year 2000 compliant in a timely manner, due to the number and nature of the Partnership's diverse tenant base.

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

YEAR 2000 RISKS

The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its business computer systems would be the inability to access information which could result in the failure to issue financial reports. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its tenants is failure to receive rental income which could result in the Partnership being unable to meet cash requirements for monthly expenses. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its suppliers is the failure to supply necessary utilities; including, but not limited to heating, as a result of a malfunctioning of non-information technology systems in the Partnership's property.

YEAR 2000 COSTS

The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $100,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 compliance costs incurred through December 31, 1998 are estimated at approximately $5,000.

CONTINGENCY PLAN

The Partnership is expects to be Year 2000 compliant in advance of the year 2000. The Partnership will continue to monitor its progress and state of readiness, and is in the process of formulating a contingency plan which the Partnership will be prepared to adopt with respect to areas in which evidence arises that it may not become Year 2000 compliant in sufficient time. With respect to its tenants, suppliers and other parties with whom the Partnership conducts business, the Partnership does not yet have sufficient information to identify the types of problems it may encounter in the event these third parties are not Year 2000 compliant. As information is obtained that may indicate such parties may not become Year 2000 compliant in sufficient time, the Partnership is prepared to develop contingency plans, accordingly.


Inflation

The health club's triple-net lease offsets any inflationary effect on the property operating expenses relating to that property.

Continued inflation may cause capital appreciation of the Partnership's property held for sale over a period of time as rental rates and replacement cost of this property continue to increase.


Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is winding up its affairs  in  1998.   As a result, there is no
meaningful disclosure for this item.

Item 8.  Financial Statements and Supplementary Data


                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)


                                      Index                               Page



Independent Auditors' Report.............................................  12

Financial Statements:

  Balance Sheets, December 31, 1998 and 1997.............................  13

  Statements of Operations, for the years ended
    December 31, 1998, 1997 and 1996.....................................  15

  Statements of Partners' Capital, for the years ended
    December 31, 1998, 1997 and 1996.....................................  16

  Statements of Cash Flows, for the years ended
    December 31, 1998, 1997 and 1996.....................................  17

  Notes to Financial Statements..........................................  18



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Growth Fund II, L.P. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


KPMG LLP

Chicago, Illinois
February 1, 1999

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1998 and 1997


                                    Assets

                                                       1998          1997
                                                       ----          ----
Current assets:
  Cash and cash equivalents including amounts
    held by property manager (Note 1)............. $   185,913       128,545
  Accrued interest receivable.....................         202           274
                                                   ------------  ------------
Total current assets..............................     186,115       128,819
                                                   ------------  ------------
Property held for sale (Note 2)...................   1,187,723          -
Investment property (including acquisition
    fees paid to Affiliates of $59,500 at
    December 31, 1997 (Notes 1 and 2):
  Land............................................        -          438,389
  Building and improvements.......................        -        1,096,872
                                                   ------------  ------------
                                                          -        1,535,261
  Less accumulated depreciation...................        -          320,115
    Total investment property, net of              ------------  ------------
      accumulated depreciation....................        -        1,215,146
                                                   ------------  ------------
Installment contracts receivable (Note 2).........        -           80,000
Accrued rents receivable (Notes l and 5)..........      48,074        63,724
Deferred loan costs (net of accumulated amortization
  of $21,522 and $10,165 at December 31, 1998 and
  1997, respectively) (Note 1)....................         946        12,303
Deferred leasing fees to Affiliates (net of
  accumulated amortization of $18,656 and $15,990
  at December 31, 1998 and 1997, respectively)
  (Note 1)........................................       7,329         9,995
                                                   ------------  ------------
Total assets...................................... $ 1,430,187     1,509,987
                                                   ============  ============













                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1998 and 1997

                       Liabilities and Partners' Capital

                                                       1998          1997
Current liabilities:                                   ----          ----
  Current portion of long-term debt (Note 2)...... $   780,288        65,740
  Accrued interest payable........................        -            5,856
  Due to Affiliates (Note 4)......................         360           533
                                                   ------------  ------------
Total current liabilities.........................     780,648        72,129
                                                   ------------  ------------
Commission payable to Affiliates (Note 4).........     135,000       135,000
Long-term debt, less current portion
  (Notes 2 and 3).................................        -          786,015
                                                   ------------  ------------
Total liabilities.................................     915,648       993,144
                                                   ------------  ------------
Deferred gain on sale of investment property
  (Note 2)........................................        -            9,950

Partners' capital (Notes 1, 3 and 4):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      16,369        15,650
    Cumulative cash distributions.................      (9,939)       (9,374)
                                                   ------------  ------------
                                                         6,930         6,776
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 25,000 Units,
      4,004.25 Units outstanding at December 31,
      1998 and 1997 (net of offering costs of
      $462,849, of which $59,476 was paid to
      Affiliates).................................   3,541,408     3,541,408
    Cumulative net income.........................   1,620,613     1,549,411
    Cumulative cash distributions.................  (4,654,412)   (4,590,702)
                                                   ------------  ------------
                                                       507,609       500,117
                                                   ------------  ------------
Total Partners' capital...........................     514,539       506,893
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 1,430,187     1,509,987
                                                   ============  ============







                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1998, 1997 and 1996



                                         1998          1997          1996
                                         ----          ----          ----
Income:
  Rental income (Note 5)............ $   206,640       206,640       211,696
  Interest income...................      10,652        13,144        12,859
                                     ------------  ------------  ------------
                                         217,292       219,784       224,555
Expenses:                            ------------  ------------  ------------
  Professional services to
    Affiliates......................       3,508         4,189         6,882
  Professional services to
    non-affiliates..................      20,945        17,575        18,955
  General and administrative
    expenses to Affiliates..........      16,032        13,002        13,445
  General and administrative
    expenses to non-affiliates......       3,798         1,862         3,442
  Property operating expenses
    to Affiliates...................       2,223         2,223         2,071
  Mortgage interest.................      67,369        72,552        81,360
  Depreciation......................      27,423        36,562        36,563
  Amortization......................      14,023        12,830         3,834
                                     ------------  ------------  ------------
                                         155,321       160,795       166,552
                                     ------------  ------------  ------------
Net operating income................      61,971        58,989        58,003
Gain on sale of investment property
  (Note 2)..........................       9,950          -             -
                                     ------------  ------------  ------------
Net income.......................... $    71,921        58,989        58,003
                                     ============  ============  ============

Net income allocated to (Note 3):
  General Partner...................         719           590           580
  Limited Partners..................      71,202        58,399        57,423
                                     ------------  ------------  ------------
Net income.......................... $    71,921        58,989        58,003
                                     ============  ============  ============
Net income allocated to the one
  General Partner Unit.............. $       719           590           580
                                     ============  ============  ============
Net income per 4,004.25 weighted
  average Limited Partnership
  Units, basic and diluted.......... $     17.78         14.58         14.34
                                     ============  ============  ============


                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1998, 1997 and 1996


                                       General       Limited
                                       Partner       Partners        Total
                                     -----------   -----------   ------------
Balance January 1, 1996............. $     6,269       465,816       472,085

Net income (Note 3).................         580        57,423        58,003
Cash distributions ($4.21 per
  weighted average Limited
  Partnership Units of 4,004.25)....        (150)      (16,850)      (17,000)
                                     ------------  ------------  ------------
Balance December 31, 1996...........       6,699       506,389       513,088

Net income (Note 3).................         590        58,399        58,989
Cash distributions ($16.15 per
  weighted average Limited
  Partnership Units of 4,004.25)....        (513)      (64,671)      (65,184)
                                     ------------  ------------  ------------
Balance December 31, 1997...........       6,776       500,117       506,893

Net income (Note 3).................         719        71,202        71,921
Cash distributions ($15.91 per
  weighted average Limited
  Partnership Units of 4,004.25)....        (565)      (63,710)      (64,275)
                                     ------------  ------------  ------------
Balance December 31, 1998........... $     6,930       507,609       514,539
                                     ============  ============  ============






















                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1998, 1997 and 1996


                                         1998          1997          1996
                                         ----          ----          ----
Cash flows from operating activities:
  Net income........................ $    71,921        58,989        58,003
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
    Gain on sale....................      (9,950)         -             -
    Accrued rents receivable........      15,650        15,650        (4,562)
    Depreciation....................      27,423        36,562        36,563
    Amortization....................      14,023        12,830         3,834
    Accrued interest payable........      (5,856)         (419)       (1,253)
    Due to Affiliates...............        (173)         (626)       (1,447)
    Changes in other assets and
      liabilities...................          72           (27)       (1,132)
Net cash provided by operating       ------------  ------------  ------------
  activities........................     113,110       122,959        90,006
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Principal payments received on
    installment contracts
    receivable......................      80,000          -             -
Net cash provided by investing       ------------  ------------  ------------
  activities........................      80,000          -             -
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Principal payments of long-term
    debt............................     (71,467)      (59,021)      (27,727)
  Deferred loan costs...............        -          (22,468)         -
  Distributions.....................     (64,275)      (65,184)      (17,000)
Net cash used in financing           ------------  ------------  ------------
  activities........................    (135,742)     (146,673)      (44,727)
Net increase (decrease) in cash and  ------------  ------------  ------------
  cash equivalents..................      57,368       (23,714)       45,279
Cash and cash equivalents at
  beginning of year.................     128,545       152,259       106,980
Cash and cash equivalents at         ------------  ------------  ------------
  end of year....................... $   185,913       128,545       152,259
                                     ============  ============  ============


Supplemental disclosure of cash flow information:

  Cash paid for mortgage and other
    interest........................ $    73,225        72,971        82,613
                                     ============  ============  ============


                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1998, 1997 and 1996


(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution. All of the holders of these Units have been admitted to the Partnership. As of December 31, 1998, the Partnership has repurchased a total of 34 units ($33,993) from various Limited Partners. At December 31, 1998, included in cash and cash equivalents, is approximately $14,800 restricted for use by the Unit Repurchase Program. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Statement of Financial Accounting Standards No. 121 requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced or is expected to commence in the near term. Effective September 23, 1998, the Partnership began to actively market its investment property which was then classified as held for sale and depreciation was suspended. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. Adjustments for impairment loss for such a property are made in each period as necessary to report the property at the lower of carrying value or fair value less cost to sell. As of December 31, 1998, the Partnership has not recognized any such impairment on its property.

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

The Partnership believes that the interest rate associated with the mortgage payable approximates the market interest rate for this type of debt instrument, and as such, the carrying amount of the mortgage payable approximates their fair value.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

Statement of Financial Accounting Standards No. 128 "Earnings per share" was adopted by the Partnership and has been applied to all prior earnings periods presented in the financial statements. The Partnership has no dilutive securities.

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

                                       1998                      1997
                                              Tax                       Tax
                                GAAP         Basis        GAAP         Basis
                                Basis     (unaudited)     Basis     (unaudited)

  Total assets.............. $1,430,187     1,861,951   1,509,987    1,934,297

  Partner's capital:
    General Partner.........      6,930         6,633       6,776        6,389
    Limited Partners........    507,609       940,522     500,117      924,347

  Net income:
    General Partner.........        719           806         590          756
    Limited Partners........     71,202        79,886      58,399       74,828

  Net income per Limited
    Partnership Unit, basic
    and diluted.............      17.78         19.95       14.58        18.69


(2) Investment Properties

(a) Wellington Place, Carol Stream, Illinois

During 1991, the Partnership sold all of the eighteen buildings comprising the Wellington Place apartment complex to unaffiliated third parties. The Partnership had recorded wrap around installment contracts receivable of $3,988,999 as a result of these sales, with interest rates ranging from 10.5% to 10.9% due over seven to ten years. At the time of the sale, these receivables were subject to existing mortgage notes amounting to $1,505,558. The gain of $616,858 was to be recognized as cash was received over the life of the related installment contracts. As of December 31, 1998, all of the gain has been recognized.

The Partnership has received complete prepayments on all of the eighteen installment contracts receivable amounting to $3,609,589, which included prepayment penalties of $10,830, less credit to the borrowers for prepaid interest. In conjunction with five of the prepayments, the Partnership provided a single borrower with five second mortgages, in the amount of $16,000 each, which require interest-only payments at the rate of 10% per annum with a final balloon payment due June 30, 1998, collateralized by five of the buildings previously sold. As of December 31, 1998, these second mortgages have been repaid in full.

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

At closing, the Partnership obtained a $1,000,000 loan secured by the property from an unaffiliated lender. The loan has a current interest rate of 8.25% and requires monthly principal and interest payments. The interest rate adjusts annually to 3% over the one-year Treasury constant maturity average and payments are adjusted concurrently with the interest rates. The Partnership paid a $20,000 loan fee to the lender and incurred $8,188 of other costs associated with funding the loan. The mortgage loan ballooned in May 1996 and a modification and extension agreement was entered into on January 30, 1997. The Partnership paid a $18,149 loan fee to the lender and incurred $3,332 of legal fees in connection with this extension. The maturity date was extended to February 1, 1999. The payments of principal and interest for the period May 1, 1996 through January 1, 1997 remained consistent with the original terms of the note. Monthly principal and interest payments beginning February 1, 1997 are calculated on the unpaid principal balance at January 1, 1997 with an interest rate of 8.25%, adjusted annually, based on a ten year amortization period. At December 31, 1998, the principal balance outstanding was $780,288 (Note 6).

An Affiliate of the General Partner receives a management fee pursuant to a management agreement of a percentage of gross receipts.

As of September 23, 1998, the Partnership listed and began actively marketing the Scandinavian Health Club property for sale at an amount in excess of its carrying value. The listing agreement expired on January 31, 1999, however, the Partnership is continuing to market the property for sale. The Partnership ceased depreciation as of September 23, 1998.


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


(4) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $360 and $533 remained unpaid at December 31, 1998 and 1997, respectively.

In connection with the sales at Wellington Place apartment complex, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $2,223, $2,223 and $2,071 for the years ended December 31, 1998, 1997 and 1996, respectively have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.


(5) Leases

At December 31, 1998, the Partnership's principal asset consists of a health club which is occupied by one tenant, Scandinavian Health Spa Inc. which is a wholly owned subsidiary of Bally's Health and Tennis Corporation, under a triple net lease which requires that in addition to paying base rent, the tenant is also responsible for the payment of insurance, taxes and maintenance.

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

Minimum lease payments to be received in the future for the health club lease are as follows:

      1999............................................. $  222,288
      2000.............................................    222,288
      2001.............................................    166,716
                                                        -----------
      Total............................................ $  611,292
                                                        ===========

The lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include a decrease of $15,650 in 1998 and 1997 and an increase of $4,562 in 1996, of rental income for the period of occupancy for which stepped rent increases apply and $48,074 and $63,724 in related accrued rents receivable as of December 31, 1998 and 1997, respectively. Those amounts are expected to be collected over the terms of the related lease as scheduled rent payments are made.


(6) Subsequent Events

As of February 1, 1999, the General Partner of the Partnership advanced funds on a short-term basis to the Partnership to pay off its mortgage payable balance of $780,288 plus accrued interest through the maturity date. The mortgage payable to the General Partner of $786,081 has a current interest rate of 9.5% and requires monthly interest only payments. A final balloon payment of all outstanding principal and all accrued and unpaid interest, if any, is due on December 31, 1999. This loan may be extended at the Partnership's option.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1998.




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


Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                               Functional Title

  Daniel L. Goodwin....... Chairman and Chief Executive Officer
  Robert H. Baum.......... Executive Vice President-General Counsel
  G. Joseph Cosenza....... Senior Vice President-Acquisitions
  Robert D. Parks......... Senior Vice President-Investments
  Norbert J. Treonis...... Senior Vice President-Property Management
  Brenda G. Gujral........ President and Chief Operating Officer-IREIC
  Catherine L. Lynch...... Treasurer
  Paul J. Wheeler......... Vice President-Personal Financial Services Group
  Roberta S. Matlin....... Assistant Vice President-Investments
  Mark Zalatoris.......... Assistant Vice President-Due Diligence
  Patricia A. Challenger.. Vice President-Asset Management
  Kelly Tucek............. Assistant Vice President-Partnership Accounting
  Venton J. Carlston...... Assistant Controller

    DANIEL L. GOODWIN (age 55) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Investment Corporation.

Mr. Goodwin has been in the housing industry for more than 28 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. Mr. Goodwin has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past six years. He is an advisor for the Office of Housing Coordination Services of the State of Illinois, and a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed Mr. Goodwin as Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the BBF Family Services' Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of these original students are still employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of the Northeastern Illinois University Board of Trustees in January 1996.

In 1988 he received the Outstanding Business Leader Award from the Oak Brook Jaycees and in March 1994, he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored with a dinner sponsored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program when they lost their lease. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recently recognized as the 1998 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry. The Ray Graham Association for People with Disabilities honored Mr. Goodwin as the 1999 Employer of the Year. For many years, he has been Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth and he served as the recent Chairman of the Speakers Club of the Illinois House of Representatives.

    ROBERT H. BAUM (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American
Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of nine persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

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

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently a Director on the Board of Westbank in Westchester and Hillside, Illinois.

    ROBERT D. PARKS  (age  55)    is  a  Director  of  The  Inland Group, Inc.,
President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

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

    NORBERT J. TREONIS (age 48) joined The Inland Group, Inc. and its affiliates in 1975 and he is currently Chairman and Chief Executive Officer of The Inland Property Management Group, Inc. and a Director of The Inland Group, Inc. He serves on the Board of Directors of all Inland subsidiaries involved in the property management, acquisitions and maintenance of real estate, including Mid-America Property Management Corporation, Metropolitan Construction Services, Inc. and Inland Commercial Property Management, Inc.
Mr. Treonis is charged with the responsibility of the overall management and leasing of all apartment units, retail, industrial and commercial properties nationwide.

Mr. Treonis is a licensed real estate broker. He is a past member of the Board of Directors of American National Bank of DuPage, the Apartment Building Owners and Managers Association, the National Apartment Association and the Chicagoland Apartment Association.

    BRENDA G. GUJRAL (age 56) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC), the parent company of the Advisor. She is also President and Chief Operating Officer of the Dealer-Manager, Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

Mrs. Gujral has overall responsibility for the operations of IREIC, including the distribution of checks to over 50,000 investors, review of periodic communications to those investors, the filing of quarterly and annual reports for Inland's publicly registered investment programs with the Securities and Exchange Commission, compliance with other SEC and NASD securities regulations both for IREIC and ISC, review of asset management activities, and marketing and communications with the independent broker/dealer firms selling Inland's current and prior programs. Mrs. Gujral works with internal and outside legal counsel in structuring and registering the prospectuses for IREIC's investment programs.

Mrs. Gujral has been with  Inland  for  18  years, becoming an officer in 1982.
Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

She is a graduate of California State University. She holds Series 7, 22, 39 and 63 licenses from the NASD and is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the National Association of Female Executives.

    CATHERINE L. LYNCH (age 40) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    PAUL J. WHEELER (age 46) joined Inland in 1982 and is currently the President of Inland Real Estate Equities, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    ROBERTA S. MATLIN (age 54) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. She is a Director of Inland Real Estate Investment Corporation,
Inland Securities Corporation, and Inland Real Estate Advisory Services, Inc. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 41) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 46) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her Bachelor's degree from George
Washington University and her Master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 36) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    VENTON J. CARLSTON (age 41) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

Item 11. Executive Compensation

The General Partner is entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described under the caption "Cash Distributions" on page 44 and "Allocation of Profits or Losses" on page 43 of the Prospectus, and on pages A-7 to A-10 of the Partnership Agreement, included as an exhibit to the Prospectus. Reference is also made to Note 3 of the Notes to Financial Statements filed with this Annual Report for a description of such distributions and allocations. The General Partner received a share of Partnership income in 1998.

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

The General Partner of the Partnership and its Affiliates may be reimbursed for their out-of-pocket expenses relating to the administration of the Partnership. In 1998, the General Partner of the Partnership was due reimbursement for such expenses in the amount of $19,540, of which $360 was unpaid at December 31, 1998.

An Affiliate of the General Partner earned management fees of $2,223 in 1998, in connection with managing the Partnership's investment property, all of which was paid at December 31, 1998.

As of February 1, 1999, the General Partner of the Partnership advanced funds on a short-term basis to the Partnership to pay off its mortgage payable balance of $780,288 plus accrued interest through the maturity date. The mortgage payable to the General Partner of $786,081 has a current interest rate of 9.5% and requires monthly interest only payments. A final balloon payment of all outstanding principal and all accrued and unpaid interest, if any, is due on December 31, 1999. This loan may be extended at the Partnership's option.

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


Item 13. Certain Relationships and Related Transactions

There were no significant transactions or business relationships with the General Partner, Affiliates or their management other than those described in Items 10 and 11 above. Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this annual report) for information regarding related party transactions.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) The financial statements listed in the index on page 11 of this Annual Report are filed as part of this Annual Report.

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

    (d)  Reports on Form 8-K:

         None



No Annual Report or proxy material for the year 1998 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND REAL ESTATE GROWTH FUND II, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 29, 1999

                                  /s/ Patricia A. Challenger

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: March 29, 1999

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Asst. Vice President
                            Date: March 29, 1999

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 29, 1999

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: March 29, 1999