Form 10-Q
period 1999-03-31
INLAND REAL ESTATE GROWTH FUND II LP
filed 1999-05-14
CIK 817652

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1999

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

                     March 31, 1999 and December 31, 1998
                                  (unaudited)

                                    Assets
                                    ------
                                                       1999          1998
                                                       ----          ----
Current assets:
  Cash and cash equivalents including amounts
    held by property manager (Note 1)............. $   223,316       185,913
  Accrued interest receivable.....................         100           202
                                                   ------------  ------------
    Total current assets..........................     223,416       186,115
                                                   ------------  ------------
Property held for sale (Note 1)..................    1,187,723     1,187,723
Accrued rents receivable (Notes l and 3)..........      44,161        48,074
Deferred loan costs (net of accumulated
  amortization of $22,468 and $21,522 at March 31,
  1999 and December 31, 1998, respectively)
  (Note 1)........................................        -              946
Deferred leasing fees to Affiliates (net of
  accumulated amortization of $19,322 and $18,656
  at March 31, 1999 and December 31, 1998,
  respectively) (Note 1)..........................       6,663         7,329
                                                   ------------  ------------
Total assets...................................... $ 1,461,963     1,430,187
                                                   ============  ============























                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 1999 and December 31, 1998
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1999          1998
Current liabilities:                                   ----          ----
  Accounts payable and accrued expenses........... $     6,436          -
  Current portion of long-term debt (Note 4)......        -          780,288
  Note payable to Affiliate (Note 4)..............     786,081          -
  Accrued interest payable........................      11,867          -
  Due to Affiliates (Note 2)......................       1,516           360
                                                   ------------  ------------
    Total current liabilities.....................     805,900       780,648
                                                   ------------  ------------
Commission payable to Affiliates (Note 2).........     135,000       135,000

    Total liabilities.............................     940,900       915,648
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      16,434        16,369
    Cumulative cash distributions.................      (9,939)       (9,939)
                                                   ------------  ------------
                                                         6,995         6,930
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 25,000 Units,
      4,004.25 Units outstanding at March 31, 1999
      and December 31, 1998 (net of offering
      costs of $462,849, of which $59,476 was
      paid to Affiliates).........................   3,541,408     3,541,408
    Cumulative net income.........................   1,627,072     1,620,613
    Cumulative cash distributions.................  (4,654,412)   (4,654,412)
                                                   ------------  ------------
                                                       514,068       507,609
                                                   ------------  ------------
      Total Partners' capital.....................     521,063       514,539
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 1,461,963     1,430,187
                                                   ============  ============








                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1999 and 1998
                                  (unaudited)



                                                       1999          1998
Income:                                                ----          ----
  Rental income (Note 3).......................... $    51,661        51,661
  Interest income.................................       2,291         3,280
                                                   ------------  ------------
                                                        53,952        54,941
                                                   ------------  ------------
Expenses:
  Professional services to Affiliates.............         419           966
  Professional services to non-affiliates.........      14,000        16,900
  General and administrative expenses to
    Affiliates....................................       6,194         5,464
  General and administrative expenses to
    non-affiliates................................       7,237         1,096
  Property operating expenses to Affiliates.......         556           556
  Mortgage interest to Affiliates.................      11,867          -
  Mortgage interest to non-affiliates.............       5,543        17,349
  Depreciation....................................        -            9,141
  Amortization....................................       1,612         3,506
                                                   ------------  ------------
                                                        47,428        54,977
                                                   ------------  ------------
Net income (loss)................................. $     6,524           (37)
                                                   ============  ============

Net income (loss) allocated to:
  General Partner.................................          65          -
  Limited Partners................................       6,459           (37)
                                                   ------------  ------------
Net income (loss)................................. $     6,524           (37)
                                                   ============  ============

Net income (loss) allocated to the one General
  Partner Unit.................................... $        65          -
                                                   ============  ============

Net income (loss) per 4,004.25 weighted average
  Limited Partnership Units....................... $      1.61          (.01)
                                                   ============  ============






                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1999 and 1998
                                  (unaudited)

                                                       1999          1998
Cash flows from operating activities:                  ----          ----
  Net income (loss)............................... $     6,524           (37)
  Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
    Depreciation..................................        -            9,141
    Amortization..................................       1,612         3,506
    Changes in assets and liabilities:
      Accrued rents receivable....................       3,913         3,912
      Accrued interest receivable.................         102           208
      Accounts payable and accrued expenses.......       6,436         6,608
      Accrued interest payable....................      11,867        (5,856)
      Due to Affiliates...........................       1,156         3,022
                                                   ------------  ------------

Net cash provided by operating activities.........      31,610        20,504
                                                   ------------  ------------
Cash flows from financing activities:
  Proceeds from note payable to Affiliate.........     786,081          -
  Pay-off of long-term debt.......................    (780,288)         -
  Principal payments of long-term debt............        -          (21,316)
  Distributions...................................        -          (25,559)
Net cash provided by (used in) financing           ------------  ------------
  activities......................................       5,793       (46,875)
                                                   ------------  ------------
Net increase (decrease) in
  cash and cash equivalents.......................      37,403       (26,371)
Cash and cash equivalents at beginning of period..     185,913       128,545
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   223,316       102,174
                                                   ============  ============


Supplemental disclosure of cash flow information:

  Cash paid for mortgage and other interest....... $     5,543        23,205
                                                   ============  ============











                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1999
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1998, which are included in the Partnership's 1998 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. As of March 31, 1999, the Partnership has repurchased a total of 34 Units ($33,993) from various Limited Partners. At March 31, 1999, included in cash and cash equivalents, is approximately $15,000 restricted for use by the Unit Repurchase Program. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1999
                                  (unaudited)


Statement of Financial Accounting Standards No. 121 requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced. Effective September 23, 1998, the Partnership's investment property was held for sale and the Partnership listed and was actively marketing the Scandinavian Health Club property for sale at an amount in excess of its carrying value. The property is scheduled to be included in a sealed bid auction in June 1999. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. Adjustments for impairment loss for such a property are made in each period as necessary to report the property at the lower of carrying value or fair value less cost to sell. As of March 31, 1999, the Partnership has not recognized any such impairment on its property.

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1999
                                  (unaudited)



(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $1,516 and $360 remained unpaid at March 31, 1999 and December 31, 1998, respectively.

In connection with the sales at Wellington Place apartment complex during 1991, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $556 for both the three months ended March 31, 1999 and 1998, have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.

(3) Accrued Rents Receivable

The health club lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include a decrease of $3,913 in both 1999 and 1998, of rental income for the period of occupancy for which stepped rent increases apply and $44,161 and $48,074 in related accounts receivable as of March 31, 1999 and December 31, 1998, respectively. Those amounts are expected to be collected over the terms of the related leases as scheduled rent payments are made.

(4) Note Payable to Affiliate

As of February 1, 1999, the General Partner of the Partnership advanced funds on a short-term basis to the Partnership to pay off its mortgage payable balance of $780,288 plus accrued interest through the maturity date. The note payable to the General Partner of $786,081 has a current interest rate of 9.5% and requires monthly interest only payments. A final balloon payment of all outstanding principal and all accrued and unpaid interest, if any, is due on December 31, 1999. This note may be extended at the Partnership's option.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the
Federal Private Securities  Litigation  Reform  Act  of  1995.   These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.


Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, not including the General Partner's contribution, of which $3,077,513 was invested in two properties. In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of March 31, 1999, the Partnership has repurchased 34 Units ($33,993) from various Limited Partners through the Unit Repurchase Program.

At March 31, 1999, the Partnership had cash and cash equivalents of $223,316, which includes approximately $15,000 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash for working capital requirements and cash distributions.

The  Partnership's  property  is  generating  sufficient  cash  flow  to  cover operating expenses and debt service. To the extent that this source is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing or may sell this property.

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

Results of Operations

As of September 23, 1998, the Partnership listed and was actively marketing the Scandinavian Health Club property for sale at an amount in excess of its carrying value. The listing agreement expired on January 31, 1999, however, the property is scheduled to be included in a sealed bid auction in June 1999. The Partnership ceased depreciation as of September 23, 1998.

The increase in mortgage interest to Affiliates and the decrease in mortgage interest to non-affiliates for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, is the result of the refinancing of the mortgage payable. As of February 1, 1999, the General Partner of the Partnership advanced funds on a short-term basis to the Partnership to pay off its mortgage payable balance of $780,288 plus accrued interest through the maturity date. The note payable to the General Partner of $786,081 has a current interest rate of 9.5% and requires monthly interest only payments. A final balloon payment of all outstanding principal and all accrued and unpaid interest, if any, is due on December 31, 1999. This note may be extended at the Partnership's option.

The decrease in interest income for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, is due to a decrease in interest income received on the installment contract receivables which were paid off as of June 30, 1998. The decrease in interest income was partially offset by an increase in investment interest income as more cash was available for investment as of March 31, 1999, as compared to March 31, 1998.

The decrease in professional services to non-affiliates for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, is due to a decrease in accounting services required by the Partnership.

The increase in general and administrative expenses to non-affiliates for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, is due to an increase in state taxes.


Year 2000 Issues

GENERAL
-------
Many computer operating systems and software applications were designed such that the year 1999 is the maximum date that can be processed accurately. In conducting business, the Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software developed internally and, to a limited extent, by outside software vendors. The Partnership has assessed its vulnerability to the so-called "Year-2000 Issue" with respect to its equipment and computer systems.

STATE OF READINESS
------------------
The Partnership has identified the following three areas for "Year-2000" compliance efforts:

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

YEAR 2000 RISKS
---------------
The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its business computer systems would be the inability to access information which could result in the failure to issue financial reports. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its tenants is failure to receive rental income which could result in the Partnership being unable to meet cash requirements for monthly expenses. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its suppliers is the failure to supply necessary utilities; including, but not limited to heating, as a result of a malfunctioning of non-information technology systems in the Partnership's property.

YEAR 2000 COSTS
---------------
The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $100,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 compliance costs are not expected to be significant.

CONTINGENCY PLAN
----------------
The Partnership expects to be Year 2000 compliant in advance of the year 2000. The Partnership will continue to monitor its progress and state of readiness, and is in the process of formulating a contingency plan which the Partnership will be prepared to adopt with respect to areas in which evidence arises that it may not become Year 2000 compliant in sufficient time. With respect to its tenants, suppliers and other parties with whom the Partnership conducts business, the Partnership does not yet have sufficient information to identify the types of problems it may encounter in the event these third parties are not Year 2000 compliant. As information is obtained that may indicate such parties may not become Year 2000 compliant in sufficient time, the Partnership is prepared to develop contingency plans, accordingly.




                          PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         (27)  Financial Data Schedule

     (b) Reports on Form 8-K

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



                            INLAND REAL ESTATE GROWTH FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 13, 1999


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: May 13, 1999


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 13, 1999