Form 10-Q
period 1999-06-30
INLAND REAL ESTATE GROWTH FUND II LP
filed 1999-08-12
CIK 817652

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1999


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

                      June 30, 1999 and December 31, 1998
                                  (unaudited)

                                    Assets
                                    ------
                                                       1999          1998
                                                       ----          ----
Current assets:
  Cash and cash equivalents including amounts
    held by property manager (Note 1)............. $   235,075       185,913
  Accrued interest receivable.....................         110           202
                                                   ------------  ------------
    Total current assets..........................     235,185       186,115
                                                   ------------  ------------
Property held for sale (Note 1)...................   1,187,723     1,187,723
Accrued rents receivable (Notes l and 3)..........      40,249        48,074
Deferred loan costs (net of accumulated
  amortization of $22,468 and $21,522 at June 30,
  1999 and December 31, 1998, respectively
  (Note 1)........................................        -              946
Deferred leasing fees to Affiliates (net of
  accumulated amortization of $19,988 and $18,656
  at June 30, 1999 and December 31, 1998,
  respectively) (Note 1)..........................       5,997         7,329
                                                   ------------  ------------
Total assets...................................... $ 1,469,154     1,430,187
                                                   ============  ============























                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1999 and December 31, 1998
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1999          1998
Current liabilities:                                   ----          ----
  Current portion of long-term debt (Note 4)...... $      -          780,288
  Note payable to Affiliate (Note 4)..............     786,081          -
  Accrued interest payable........................       6,138          -
  Due to Affiliates (Note 2)......................       1,588           360
                                                   ------------  ------------
    Total current liabilities.....................     793,807       780,648
                                                   ------------  ------------
Commission payable to Affiliates (Note 2).........     135,000       135,000
                                                   ------------  ------------
    Total liabilities.............................     928,807       915,648
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      16,627        16,369
    Cumulative cash distributions.................      (9,939)       (9,939)
                                                   ------------  ------------
                                                         7,188         6,930
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 25,000 Units,
      4,004.25 Units outstanding June 30, 1999
      and at December 31, 1998 (net of offering
      costs of $462,849, of which $59,476 was
      paid to Affiliates).........................   3,541,408     3,541,408
    Cumulative net income.........................   1,646,163     1,620,613
    Cumulative cash distributions.................  (4,654,412)   (4,654,412)
                                                   ------------  ------------
                                                       533,159       507,609
                                                   ------------  ------------
      Total Partners' capital.....................     540,347       514,539
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 1,469,154     1,430,187
                                                   ============  ============









                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1999 and 1998
                                  (unaudited)

                                        Three months            Six months
                                           ended                  ended
                                          June 30,               June 30,
                                          --------               --------
                                       1999       1998       1999       1998
Income:                                ----       ----       ----       ----
  Rental income (Note 3)........... $  51,661     51,661    103,322    103,322
  Interest income..................     2,364      2,846      4,655      6,126
                                    ---------- ---------- ---------- ----------
                                       54,025     54,507    107,977    109,448
Expenses:                           ---------- ---------- ---------- ----------
  Professional services to
    Affiliates.....................     1,991        731      2,410      1,697
  Professional services to
    non-affiliates.................     5,510       -        19,510     16,900
  General and administrative
    expenses to Affiliates.........     5,891      2,456     12,085      7,920
  General and administrative
    expenses to non-affiliates.....     1,509      1,498      8,746      2,594
  Property operating expenses to
    Affiliates.....................       556        556      1,112      1,112
  Mortgage interest to
    non-affiliates.................      -        17,015      5,543     34,364
  Mortgage interest to Affiliates..    18,618       -        30,485       -
  Depreciation.....................      -         9,141       -        18,282
  Amortization.....................       666      3,505      2,278      7,011
                                    ---------- ---------- ---------- ----------
                                       34,741     34,902     82,169     89,880
                                    ---------- ---------- ---------- ----------
Operating income...................    19,284     19,605     25,808     19,568
Gain on sale of investment property      -         9,950       -         9,950
                                    ---------- ---------- ---------- ----------
Net income......................... $  19,284     29,555     25,808     29,518
                                    ========== ========== ========== ==========

Net income allocated to:
  General Partner.................. $     193        295        258        295
  Limited Partners.................    19,091     29,260     25,550     29,223
                                    ---------- ---------- ---------- ----------
    Net income..................... $  19,284     29,555     25,808     29,518
                                    ========== ========== ========== ==========






                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

           For the three and six months ended June 30, 1999 and 1998
                                  (unaudited)

                                        Three months            Six months
                                           ended                  ended
                                          June 30,               June 30,
                                          --------               --------
                                       1999       1998       1999       1998
                                       ----       ----       ----       ----
Net income allocated to the one
  General Partner Unit:

  Operating income................. $     193        195        258        195
  Gain on sale of investment
    property.......................      -           100       -           100
                                    ---------- ---------- ---------- ----------
                                    $     193        295        258        295
                                    ========== ========== ========== ==========

Net income per 4,004.25 weighted
  average Limited Partner Units

  Operating income................. $    4.77       4.82       6.38       4.83
  Gain on sale of investment
    property.......................      -          2.46       -          2.46
                                    ---------- ---------- ---------- ----------
                                    $    4.77       7.28       6.38       7.28
                                    ========== ========== ========== ==========





















                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

                For the six months ended June 30, 1999 and 1998
                                  (unaudited)


                                                       1999          1998
Cash flows from operating activities:                  ----          ----
  Net income...................................... $    25,808        29,518
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Gain on sale..................................        -            9,950
    Depreciation..................................        -           18,282
    Amortization..................................       2,278         7,011
    Changes in assets and liabilities:
      Accrued rents receivable....................       7,825         7,825
      Accrued interest and other receivable.......          92           262
      Accrued interest payable....................       6,138        (5,856)
      Due to Affiliates...........................       1,228           (45)
                                                   ------------  ------------
Net cash provided by operating activities.........      43,369        46,523
                                                   ------------  ------------
Cash flows from investing activities:
  Principal payments collected....................        -           80,000
                                                   ------------  ------------
Net cash provided by investing activities.........        -           80,000
                                                   ------------  ------------
Cash flows from financing activities:
  Proceeds from note payable to Affiliate.........     786,081          -
  Principal payments of long-term debt............    (780,288)      (37,690)
  Distributions...................................        -          (33,679)
Net cash provided by (used in)                     ------------  ------------
  financing activities............................       5,793       (71,369)
                                                   ------------  ------------
Net increase in cash and cash equivalents.........      49,162        55,154
Cash and cash equivalents at beginning of period..     185,913       128,545
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   235,075       183,699
                                                   ============  ============


Supplemental disclosure of cash flow information:

  Cash paid for mortgage and other interest....... $    29,890        40,220
                                                   ============  ============







                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1999
                                  (unaudited)


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

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. As of June 30, 1999, the Partnership has repurchased a total of 34 Units ($33,993) from various Limited Partners. At June 30, 1999, included in cash and cash equivalents, is approximately $15,000 restricted for use by the Unit Repurchase Program. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1999
                                  (unaudited)


Statement of Financial Accounting Standards No. 121 requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced. Effective September 23, 1998, the Partnership's investment property was held for sale and the Partnership listed and was actively marketing the Scandinavian Health Club property for sale at an amount in excess of its carrying value. The listing agreement expired on January 31, 1999, however, the property was included in a sealed bid auction in June 1999. The sole acceptable contract received from the sealed bid auction was terminated by the potential purchaser on July 28, 1999. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. The Partnership which had ceased depreciation as of September 23, 1998, will begin depreciation of the property as of July 28, 1999. Adjustments for impairment loss for such a property are made in each period as necessary to report the property at the lower of carrying value or fair value less cost to sell. As of June 30, 1999, the Partnership has not recognized any such impairment on its property.

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1999
                                  (unaudited)



(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $1,588 and $360 remained unpaid at June 30, 1999 and December 31, 1998, respectively.

In connection with the sales at Wellington Place apartment complex during 1991, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $1,112 for both the six months ended June 30, 1999 and 1998, have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.

(3) Accrued Rents Receivable

The health club lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include a decrease of $7,825 in both 1999 and 1998, of rental income for the period of occupancy for which stepped rent increases apply and $40,249 and $48,074 in related accounts receivable as of June 30, 1999 and December 31, 1998, respectively. Those amounts are expected to be collected over the terms of the related leases as scheduled rent payments are made.

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


Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, not including the General Partner's contribution, of which $3,077,513 was invested in two properties. In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of June 30, 1999, the Partnership has repurchased 34 Units ($33,993) from various Limited Partners through the Unit Repurchase Program.

At June 30, 1999, the Partnership had cash and cash equivalents of $235,075, which includes approximately $15,000 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash for working capital requirements and cash distributions.

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

Results of Operations

As of September 23, 1998, the Partnership listed and was actively marketing the Scandinavian Health Club property for sale at an amount in excess of its carrying value. The listing agreement expired on January 31, 1999, however, the property was included in a sealed bid auction in June 1999. The sole acceptable contract received from the sealed bid auction was terminated by the potential purchaser on July 28, 1999. The Partnership which had ceased depreciation as of September 23, 1998, will begin depreciation of the property as of July 28, 1999.

The increase in mortgage interest to Affiliates and the decrease in mortgage interest to non-affiliates for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, is the result of the refinancing of the mortgage payable. As of February 1, 1999, the General Partner of the Partnership advanced funds on a short-term basis to the Partnership to pay off its mortgage payable balance of $780,288 plus accrued interest through the maturity date. The note payable to the General Partner of $786,081 has a current interest rate of 9.5% and requires monthly interest only payments. A final balloon payment of all outstanding principal and all accrued and unpaid interest, if any, is due on December 31, 1999. This note may be extended at the Partnership's option.

The decrease in interest income for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, is due to a decrease in interest income received on the installment contract receivables which were paid off as of June 30, 1998. The decrease in interest income was partially offset by an increase in investment interest income as more cash was available for investment as of June 30, 1999, as compared to June 30, 1998.

The increase in general and administrative expenses to Affiliates for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, is due to increases in marketing, data processing and investor service expenses.

The increase in general and administrative expenses to non-affiliates for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, is due to an increase in the Illinois Replacement Tax.


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

Tenants and Suppliers: The Partnership is in the process of surveying tenants, suppliers and other parties with whom the Partnership does a significant amount of business to identify the Partnership's potential exposure in the event such parties are not year 2000 compliant in a timely manner. At this time, the Partnership is not aware of any party that is anticipating a material Year 2000 compliance issue. However, since this area involves some parties over which the Partnership has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Partnership is working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. The Partnership's investigations and assessments of possible year 2000 issues are on-going, and currently the Partnership is not aware of any material impact on its business, operations or financial condition even if one or more parties is not Year 2000 compliant in a timely manner, due to the number and nature of the Partnership's diverse tenant base.

Non-Information Technology Systems: In the operation of its properties, the Partnership has acquired equipment with embedded technology such as microcontrollers, which operate heating, ventilation, and air conditioning systems, fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. The Partnership is in the process of evaluating its potential exposure and costs if such non-information technology systems are not year 2000 compliant and expects to be able to complete its assessment during the third quarter of 1999.

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



                            INLAND REAL ESTATE GROWTH FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 11, 1999


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 11, 1999


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 11, 1999