Form 10-Q
period 1999-09-30
INLAND REAL ESTATE GROWTH FUND II LP
filed 1999-11-12
CIK 817652

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1999


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

                   September 30, 1999 and December 31, 1998
                                  (unaudited)

                                    Assets
                                    ------
                                                       1999          1998
                                                       ----          ----
Current assets:
  Cash and cash equivalents including amounts
    held by property manager (Note 1)............. $   263,861       185,913
  Accrued interest receivable.....................         679           202
                                                   ------------  ------------
    Total current assets..........................     264,540       186,115
                                                   ------------  ------------
Property held for sale............................        -        1,187,723

Investment property: (including acquisition fees
  paid to Affiliates of $59,500)(Note 1):
    Land..........................................     438,388          -
    Building and improvements.....................   1,096,872          -
                                                   ------------  ------------
                                                     1,535,260          -
    Less accumulated depreciation.................     383,631          -
                                                   ------------  ------------
Net investment property...........................   1,151,629          -
                                                   ------------  ------------
Accrued rents receivable (Notes l and 3)..........      36,336        48,074
Deferred loan costs (net of accumulated
  amortization of $22,468 and $21,522 at
  September 30, 1999 and December 31, 1998,
  respectively) (Note 1)..........................        -              946
Deferred leasing fees to Affiliates (net of
  accumulated amortization of $20,655 and $18,656
  at September 30, 1999 and December 31, 1998,
  respectively) (Note 1)..........................       5,330         7,329
                                                   ------------  ------------
Total assets...................................... $ 1,457,835     1,430,187
                                                   ============  ============












                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1999 and December 31, 1998
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1999          1998
Current liabilities:                                   ----          ----
  Current portion of long-term debt (Note 4)...... $      -          780,288
  Note payable to Affiliate (Note 4)..............     786,081          -
  Accounts payable and accrued expenses...........       2,500          -
  Accrued interest payable........................       6,543          -
  Due to Affiliates (Note 2)......................       1,207           360
                                                   ------------  ------------
    Total current liabilities.....................     796,331       780,648
                                                   ------------  ------------
Commission payable to Affiliates (Note 2).........     135,000       135,000
                                                   ------------  ------------
    Total liabilities.............................     931,331       915,648
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      16,558        16,369
    Cumulative cash distributions.................      (9,939)       (9,939)
                                                   ------------  ------------
                                                         7,119         6,930
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 25,000 Units,
      3,921.25 and 4,004.25 Units outstanding at
      September 30, 1999 and at December 31, 1998,
      respectively (net of offering costs of
      462,849, of which $59,476 was paid to
      Affiliates).................................   3,534,495     3,541,408
    Cumulative net income.........................   1,639,302     1,620,613
    Cumulative cash distributions.................  (4,654,412)   (4,654,412)
                                                   ------------  ------------
                                                       519,385       507,609
                                                   ------------  ------------
      Total Partners' capital.....................     526,504       514,539
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 1,457,835     1,430,187
                                                   ============  ============








                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1999 and 1998
                                  (unaudited)


                                        Three months           Nine months
                                           ended                 ended
                                        September 30,         September 30,
                                        -------------         -------------
                                       1999       1998       1999       1998
Income:                                ----       ----       ----       ----
  Rental income (Notes 1 and 3).... $  51,658     51,658    154,980    154,980
  Interest income..................     3,021      2,375      7,676      8,501
                                    ---------- ---------- ---------- ----------
                                       54,679     54,033    162,656    163,481
                                    ---------- ---------- ---------- ----------
Expenses:
  Professional services to
    Affiliates.....................       758      1,065      3,168      2,762
  Professional services to
    non-affiliates.................     2,500      2,000     22,010     18,900
  General and administrative
    expenses to Affiliates.........     1,612      3,454     13,697     11,374
  General and administrative
    expenses to non-affiliates.....       600        530      9,346      3,124
  Property operating expenses to
    Affiliates.....................       555        555      1,667      1,667
  Mortgage interest to Affiliates..    18,823       -        49,308       -
  Mortgage interest to
    non-affiliates.................      -        16,676      5,543     51,040
  Depreciation (Note 1)............    36,094      9,140     36,094     27,422
  Amortization.....................       667      3,506      2,945     10,517
                                    ---------- ---------- ---------- ----------
                                       61,609     36,926    143,778    126,806
                                    ---------- ---------- ---------- ----------
Operating income (loss)............    (6,930)    17,107     18,878     36,675
Gain on sale of investment property      -          -          -         9,950
                                    ---------- ---------- ---------- ----------
Net income (loss).................. $  (6,930)    17,107     18,878     46,625
                                    ========== ========== ========== ==========











                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1999 and 1998
                                  (unaudited)


                                        Three months           Nine months
                                           ended                 ended
                                        September 30,         September 30,
                                        -------------         -------------
                                       1999       1998       1999       1998
                                       ----       ----       ----       ----
Net income (loss) allocated to:
  General Partner.................. $     (69)       171        189        466
  Limited Partners.................    (6,861)    16,936     18,689     46,159
                                    ---------- ---------- ---------- ----------
    Net income (loss).............. $  (6,930)    17,107     18,878     46,625
                                    ========== ========== ========== ==========

Net income (loss) allocated to the one
  General Partner Unit:

  Operating income (loss).......... $     (69)       171        189        366
  Gain on sale of investment
    property.......................      -          -          -           100
                                    ---------- ---------- ---------- ----------
                                    $     (69)       171        189        466
                                    ========== ========== ========== ==========

Net income (loss) per  weighted
  average Limited Partner Units
  (3,977 and 4,004.25 for the
  three months ended September 30,
  1999 and 1998, and 3,995 and
  4,004.25 for the nine months
  ended September 30, 1999
  and 1998, respectively):

  Operating income (loss).......... $   (1.73)      4.23       4.68       9.06
  Gain on sale of investment
    property.......................      -          -          -          2.46
                                    ---------- ---------- ---------- ----------
                                    $   (1.73)      4.23       4.68      11.52
                                    ========== ========== ========== ==========









                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1999 and 1998
                                  (unaudited)


                                                       1999          1998
Cash flows from operating activities:                  ----          ----
  Net income...................................... $    18,878        46,625
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Gain on sale..................................        -           (9,950)
    Accrued rents receivable......................      11,738        11,738
    Depreciation..................................      36,094        27,422
    Amortization..................................       2,945        10,517
    Changes in assets and liabilities:
      Accrued interest receivable.................        (477)          102
      Accounts payable and accrued expenses.......       2,500          -
      Accrued interest payable....................       6,543        (5,856)
      Due to Affiliates...........................         847         2,321
                                                   ------------  ------------
Net cash provided by operating activities.........      79,068        82,919
                                                   ------------  ------------
Cash flows from investing activities:
  Principal payments collected....................        -           80,000
                                                   ------------  ------------
Net cash provided by investing activities.........        -           80,000
                                                   ------------  ------------
Cash flows from financing activities:
  Proceeds from note payable to Affiliate.........     786,081          -
  Principal payments of long-term debt............    (780,288)      (54,405)
  Repurchase of Units.............................      (6,913)         -
  Distributions...................................        -          (48,956)
                                                   ------------  ------------
Net cash used in financing activities.............      (1,120)     (103,361)
                                                   ------------  ------------
Net increase in cash and cash equivalents.........      77,948        59,558
Cash and cash equivalents at beginning of period..     185,913       128,545
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   263,861       188,103
                                                   ============  ============


Supplemental disclosure of cash flow information:

  Cash paid for mortgage and other interest....... $    48,308        56,896
                                                   ============  ============




                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1999
                                  (unaudited)


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

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. As of September 30, 1999, the Partnership has repurchased a total of 117 Units ($40,906) from various Limited Partners. At September 30, 1999, included in cash and cash equivalents, is approximately $8,000 restricted for use by the Unit Repurchase Program. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1999
                                  (unaudited)


Statement of Financial Accounting Standards No. 121 requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced. Effective September 23, 1998, the Partnership's investment property was held for sale and the Partnership listed and was actively marketing the Scandinavian Health Club property for sale at an amount in excess of its carrying value. The listing agreement expired on January 31, 1999, however, the property was included in a sealed bid auction in June 1999. The sole acceptable contract received from the sealed bid auction was terminated by the potential purchaser on July 28, 1999. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. The Partnership which had ceased depreciation as of September 23, 1998, began depreciation of the property as of July 28, 1999 and all previously unrecognized depreciation has been recorded as of September 30, 1999. Adjustments for impairment loss for such a property are made in each period as necessary to report the property at the lower of carrying value or fair value less cost to sell. As of September 30, 1999, the Partnership has not recognized any such impairment on its property.

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1999
                                  (unaudited)



(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $1,207 and $360 remained unpaid at September 30, 1999 and December 31, 1998, respectively.

In connection with the sales at Wellington Place apartment complex during 1991, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $1,667 for both the nine months ended September 30, 1999 and 1998, have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.

(3) Accrued Rents Receivable

The health club lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include a decrease of $11,738 in both 1999 and 1998, of rental income for the period of occupancy for which stepped rent increases apply and $36,336 and $48,074 in related accounts receivable as of September 30, 1999 and December 31, 1998, respectively. Those amounts are expected to be collected over the terms of the related leases as scheduled rent payments are made.

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


Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, not including the General Partner's contribution, of which $3,077,513 was invested in two properties. In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of September 30, 1999, the Partnership has repurchased 117 Units ($40,906) from various Limited Partners through the Unit Repurchase Program.

At September 30, 1999, the Partnership had cash and cash equivalents of $263,861, which includes approximately $8,000 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash for working capital requirements and cash distributions.

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

Results of Operations

As of September 23, 1998, the Partnership listed and was actively marketing the Scandinavian Health Club property for sale at an amount in excess of its carrying value. The listing agreement expired on January 31, 1999, however, the property was included in a sealed bid auction in June 1999. The sole acceptable contract received from the sealed bid auction was terminated by the potential purchaser on July 28, 1999. The Partnership which had ceased depreciation as of September 23, 1998, began depreciation of the property as of July 28, 1999 and all previously unrecognized depreciation has been recorded as of September 30, 1999.

The increase in mortgage interest to Affiliates and the decrease in mortgage interest to non-affiliates for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, is the result of the refinancing of the mortgage payable. As of February 1, 1999, the General Partner of the Partnership advanced funds on a short-term basis to the Partnership to pay off its mortgage payable balance of $780,288 plus accrued interest through the maturity date. The note payable to the General Partner of $786,081 has a current interest rate of 9.5% and requires monthly interest only payments. A final balloon payment of all outstanding principal and all accrued and unpaid interest, if any, is due on December 31, 1999. This note may be extended at the Partnership's option.

The decrease in interest income for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, is due to a decrease in interest income received on the installment contract receivables which were paid off as of June 30, 1998. The decrease in interest income was partially offset by an increase in investment interest income as more cash was available for investment as of September 30, 1999, as compared to September 30, 1998. This increase in investment interest income accounts for the increase in interest income for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998.

The increase in general and administrative expenses to Affiliates for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, is due to increases in marketing, data processing and investor service expenses.

The increase in general and administrative expenses to non-affiliates for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, is due to an increase in the Illinois Replacement Tax.


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

Non-Information Technology Systems: In the operation of its properties, the Partnership has acquired equipment with embedded technology such as microcontrollers, which operate heating, ventilation, and air conditioning systems, fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. The Partnership has evaluated its potential exposure and costs if such non-information technology systems are not year 2000 compliant and does not expect any costs or exposure to be material.

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



                            INLAND REAL ESTATE GROWTH FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 12, 1999


                                  /S/ PATRICIA A. DELROSSO

                            By:   Patricia A. DelRosso
                                  Senior Vice President
                            Date: November 12, 1999


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 12, 1999