Form 10-K
period 1999-12-31
INLAND REAL ESTATE GROWTH FUND II LP
filed 2000-03-23
CIK 817652

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1999

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)


                               TABLE OF CONTENTS


                                    Part I                                Page


  Item  1. Business......................................................    3

  Item  2. Properties....................................................    4

  Item  3. Legal Proceedings.............................................    4

  Item  4. Submission of Matters to a Vote of Security Holders...........    4


                                    Part II

  Item  5. Market for the Partnership's Limited Partnership
           Units and Related Security Holder Matters.....................    4

  Item  6. Selected Financial Data.......................................    5

  Item  7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................    7

  Item 7a. Quantitative and Qualitative Disclosure About Market Risk.....    9

  Item  8. Financial Statements and Supplementary Data...................   10

  Item  9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...........................   23


                                   Part III

  Item 10. Directors and Executive Officers of the Registrant............   23

  Item 11. Executive Compensation........................................   28

  Item 12. Security Ownership of Certain Beneficial Owners
           and Management................................................   29

  Item 13. Certain Relationships and Related Transactions................   29


                                    Part IV

  Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K...........................................   30

  SIGNATURES.............................................................   31

                                    PART I

Item 1.  Business

The Registrant, Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution, of which $3,077,513 was invested in two properties. In addition, offering proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. All of the holders of these Units have been admitted to the Partnership. As of December 31, 1999, the Partnership has repurchased through the Unit Repurchase Program a total of 117 Units ($40,906) from various Limited Partners. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

The Partnership is engaged solely in the business of real estate investment. The Partnership currently owns one property, Scandinavian Health Club, which represents their industry segment. The results of the segment are presented in the financial statements of the Partnership.

The Partnership made real property investments as set forth in the following table:

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

As of December 31, 1991, the Partnership had sold all of the eighteen buildings comprising the Wellington Place apartment complex for a total gross sales price of approximately $4,472,000. Of the total gross sales proceeds, $80,000 remained to be received through installment contracts receivable with final balloon payment due June 30, 1998. These receivables were paid in full as of December 31, 1998.

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

The Partnership had no employees during 1999.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 and Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made.


Item 2.  Properties

The Partnership owns directly the property referred to under Item 1 above to which reference is hereby made for a description of the property.


Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1999.


                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1999, there were 338 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

Although the Partnership has established a Unit Repurchase Program, funds for repurchase of Units are limited. Reference is made to "Unit Repurchase Program" on page 18 of the Prospectus of the Partnership dated September 21, 1987, incorporated herein by reference. The Partnership has approximately $8,500 restricted for the repurchase of Units at December 31, 1999.

Item 6.  Selected Financial Data

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

       For the years ended December 31, 1999, 1998, 1997, 1996 and 1995

                 (not covered by Independent Auditors' Report)

                           1999        1998       1997       1996       1995

Total assets........... $1,467,561   1,430,187  1,509,987  1,576,248  1,566,598
                        =========== ========== ========== ========== ==========

Long-term debt (b)..... $     -           -       786,015    851,755       -
                        =========== ========== ========== ========== ==========

Total income........... $  217,982     217,292    219,784    224,555    222,952
                        =========== ========== ========== ========== ==========

Net operating income...     37,976      61,971     58,989     58,003     44,837
Gain on sale of
  investment property..       -          9,950      -           -          -
                        ----------- ---------- ---------- ---------- ----------

Net income............. $   37,976      71,921     58,989     58,003     44,837
                        =========== ========== ========== ========== ==========
Net income allocated
  to the one General
  Partner Unit:
Net operating income...        380         620        590        580        448
Gain on sale of
  investment property..       -             99      -           -          -
                        ----------- ---------- ---------- ---------- ----------

                        $      380         719        590        580        448
                        =========== ========== ========== ========== ==========
Net income allocated
  per Limited
  Partnership Unit (c):
Net operating income...       9.45       15.32      14.58      14.34      11.09
Gain on sale of
  investment property..       -           2.46      -           -          -
                        ----------- ---------- ---------- ---------- ----------

                        $     9.45       17.78      14.58      14.34      11.09
                        =========== ========== ========== ========== ==========

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

       For the years ended December 31, 1999, 1998, 1997, 1996 and 1995

                 (not covered by Independent Auditors' Report)

                           1999        1998       1997       1996       1995

Cash distributions
  to Limited Partners.. $     -         63,710     64,671     16,850     69,690
                        =========== ========== ========== ========== ==========
Cash distributions
  to Limited Partners
  per Unit (c)......... $     -          15.91      16.15       4.21      17.40
                        =========== ========== ========== ========== ==========
Weighted average of
  Limited Partnership
  Units outstanding.... $ 3,976.50    4,004.25   4,004.25   4,004.25   4,004.25
                        =========== ========== ========== ========== ==========

(a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

(b) Reference is made to Note 2 of the Notes to Financial Statements filed with this Annual Report for further discussion of the mortgage indebtedness secured by the Partnership's real property investment.

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

Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, not including the General Partner's contribution, of which $3,077,513 was invested in two properties (as described in Note 2 of the Notes to Financial Statements filed with this Annual Report). In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of December 31, 1999, the Partnership has repurchased 117 Units ($40,906) from various Limited Partners through the Unit Repurchase Program.

At December 31, 1999, the Partnership had cash and cash equivalents of $287,520 which includes approximately $8,500 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash for working capital requirements and cash distributions.

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

As of February 1, 1999, the General Partner of the Partnership advanced funds on a short-term basis to the Partnership to pay off its mortgage payable balance of $780,288 plus accrued interest through the maturity date. The mortgage payable to the General Partner of $786,081 has a current interest rate of 9.5% and requires monthly interest only payments. A final balloon payment of all outstanding principal and all accrued and unpaid interest, if any, is due on December 31, 2000. This loan may be extended at the Partnership's option.

As of September 23, 1998, the Partnership listed and began actively marketing the Scandinavian Health Club property for sale at an amount in excess of its carrying value. The listing agreement expired on January 31, 1999, however, the Partnership is continuing to market the property for sale. The Partnership which had ceased depreciation as of September 23, 1998, began depreciation of the property, and all previously unrecognized depreciation has been recorded in 1999.

The decrease in professional services to Affiliates for the year ended December 31, 1998, as compared to the year ended December 31, 1997, is due to a decrease in accounting services and legal services required by the Partnership.

The increase in professional services to non-affiliates for the years ended December 31, 1999 and 1998, as compared to the year ended December 31, 1997, is due to an increase in accounting fees required by the Partnership.

The increase in general and administrative expenses to Affiliates for the year ended December 31, 1998, as compared to the year ended December 31, 1997, is due to increases in marketing, data processing and investor services.

The increase in general and administrative expenses to non-affiliates for the year ended December 31, 1999, as compared to the years ended December 31, 1998 and 1997, is due to an increase in the state taxes.

As of December 31, 1998, the Partnership received payment in full on the five second mortgages from the sale of the Wellington Place apartments and recognized the remaining gain from the sale.

Year 2000 Issues

As part of it's year 2000 readiness plan, the Partnership had identified three areas for compliance efforts: business computer systems, tenants and suppliers and non-information technology systems. The Partnership has not experienced any problems relating to year 2000 issues in any of these areas. Total costs associated with year 2000 readiness were not significant.


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

Not Applicable

Item 8.  Financial Statements and Supplementary Data


                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)


                                      Index                               Page



Independent Auditors' Report.............................................  11

Financial Statements:

  Balance Sheets, December 31, 1999 and 1998.............................  12

  Statements of Operations, for the years ended
    December 31, 1999, 1998 and 1997.....................................  14

  Statements of Partners' Capital, for the years ended
    December 31, 1999, 1998 and 1997.....................................  15

  Statements of Cash Flows, for the years ended
    December 31, 1999, 1998 and 1997.....................................  16

  Notes to Financial Statements..........................................  17



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Growth Fund II, L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


KPMG LLP

Chicago, Illinois
February 1, 2000

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1999 and 1998


                                    Assets

                                                       1999          1998

Current assets:
  Cash and cash equivalents including amounts
    held by property manager (Note 1)............. $   287,520       185,913
  Accrued interest receivable.....................         465           202
                                                   ------------  ------------

Total current assets..............................     287,985       186,115
                                                   ------------  ------------

Property held for sale (Note 2)...................        -        1,187,723
Investment property (including acquisition
    fees paid to Affiliates of $59,500 at
    December 31, 1999 (Notes 1 and 2):
  Land............................................     438,388          -
  Building and improvements.......................   1,096,872          -
                                                   ------------  ------------

                                                     1,535,260          -
  Less accumulated depreciation...................     392,772          -
                                                   ------------  ------------
    Total investment property, net of
      accumulated depreciation....................   1,142,488          -
                                                   ------------  ------------

Accrued rents receivable (Notes l and 5)..........      32,424        48,074
Deferred loan costs (net of accumulated amortization
  of $22,468 and $21,522 at December 31, 1999 and
  1998, respectively) (Note 1)....................        -              946
Deferred leasing fees to Affiliates (net of
  accumulated amortization of $21,321 and $18,656
  at December 31, 1999 and 1998, respectively)
  (Note 1)........................................       4,664         7,329
                                                   ------------  ------------

Total assets...................................... $ 1,467,561     1,430,187
                                                   ============  ============







                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1999 and 1998

                       Liabilities and Partners' Capital

                                                       1999          1998
Current liabilities:
  Current portion of long-term debt (Note 2)...... $   786,081       780,288
  Due to Affiliates (Note 4)......................         878           360
                                                   ------------  ------------

Total current liabilities.........................     786,959       780,648
                                                   ------------  ------------

Commission payable to Affiliates (Note 4).........     135,000       135,000

Total liabilities.................................     921,959       915,648
                                                   ------------  ------------

Partners' capital (Notes 1, 3 and 4):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      16,749        16,369
    Cumulative cash distributions.................      (9,939)       (9,939)
                                                   ------------  ------------

                                                         7,310         6,930
                                                   ------------  ------------

  Limited Partners:
    Units of $1,000. Authorized 25,000 Units,
      3,921.25 and 4,004.25 Units outstanding at
      December 31, 1999 and 1998, respectively
      (net of offering costs of $462,849, of
      which $59,476 was paid to Affiliates).......   3,534,495     3,541,408
    Cumulative net income.........................   1,658,209     1,620,613
    Cumulative cash distributions.................  (4,654,412)   (4,654,412)
                                                   ------------  ------------

                                                       538,292       507,609
                                                   ------------  ------------
Total Partners' capital...........................     545,602       514,539
                                                   ------------  ------------

Total liabilities and Partners' capital........... $ 1,467,561     1,430,187
                                                   ============  ============




                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1999, 1998 and 1997



                                         1999          1998          1997

Income:
  Rental income (Note 5)............ $   206,640       206,640       206,640
  Interest income...................      11,342        10,652        13,144
                                     ------------  ------------  ------------

                                         217,982       217,292       219,784
                                     ------------  ------------  ------------

Expenses:
  Professional services to
    Affiliates......................       3,740         3,508         4,189
  Professional services to
    non-affiliates..................      24,583        20,945        17,575
  General and administrative
    expenses to Affiliates..........      16,861        16,032        13,002
  General and administrative
    expenses to non-affiliates......      10,079         3,798         1,862
  Property operating expenses
    to Affiliates...................       2,223         2,223         2,223
  Mortgage interest.................      73,674        67,369        72,552
  Depreciation......................      45,235        27,423        36,562
  Amortization......................       3,611        14,023        12,830
                                     ------------  ------------  ------------

                                         180,006       155,321       160,795
                                     ------------  ------------  ------------

Net operating income................      37,976        61,971        58,989
Gain on sale of investment property
  (Note 2)..........................        -            9,950          -
                                     ------------  ------------  ------------

Net income.......................... $    37,976        71,921        58,989
                                     ============  ============  ============

Net income allocated to (Note 3):
  General Partner...................         380           719           590
  Limited Partners..................      37,596        71,202        58,399
                                     ------------  ------------  ------------

Net income.......................... $    37,976        71,921        58,989
                                     ============  ============  ============
Net income allocated to the one
  General Partner Unit.............. $       380           719           590
                                     ============  ============  ============
Net income per weighted average
  Limited Partnership Units, basic
  and diluted....................... $      9.45         17.78         14.58
                                     ============  ============  ============

                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1999, 1998 and 1997


                                       General       Limited
                                       Partner       Partners        Total

Balance January 1, 1997............. $     6,699       506,389       513,088

Net income (Note 3).................         590        58,399        58,989
Cash distributions ($16.15 per
  weighted average Limited
  Partnership Units of 4,004.25)....        (513)      (64,671)      (65,184)
                                     ------------  ------------  ------------

Balance December 31, 1997...........       6,776       500,117       506,893

Net income (Note 3).................         719        71,202        71,921
Cash distributions ($15.91 per
  weighted average Limited
  Partnership Units of 4,004.25)....        (565)      (63,710)      (64,275)
                                     ------------  ------------  ------------

Balance December 31, 1998...........       6,930       507,609       514,539

Net income (Note 3).................         380        37,596        37,976
Repurchase of Units ................        -           (6,913)       (6,913)
                                     ------------  ------------  ------------

Balance December 31, 1999........... $     7,310       538,292       545,602
                                     ============  ============  ============




















                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1999, 1998 and 1997


                                         1999          1998          1997

Cash flows from operating activities:
  Net income........................ $    37,976        71,921        58,989
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
    Gain on sale....................        -           (9,950)         -
    Accrued rents receivable........      15,650        15,650        15,650
    Depreciation....................      45,235        27,423        36,562
    Amortization....................       3,611        14,023        12,830
    Accrued interest payable........        -           (5,856)         (419)
    Due to Affiliates...............         518          (173)         (626)
    Changes in other assets and
      liabilities...................        (263)           72           (27)
                                     ------------  ------------  ------------

Net cash provided by operating
  activities........................     102,727       113,110       122,959
                                     ------------  ------------  ------------

Cash flows from investing activities:
  Principal payments received on
    installment contracts
    receivable......................        -           80,000          -
                                     ------------  ------------  ------------

Net cash provided by investing
  activities........................        -           80,000          -
                                     ------------  ------------  ------------

Cash flows from financing activities:
  Proceeds from note payable to
    Affiliate.......................     786,081          -             -
  Principal payments of long-term
    debt............................    (780,288)      (71,467)      (59,021)
  Deferred loan costs...............        -             -          (22,468)
  Repurchase of Units...............      (6,913)         -             -
  Distributions.....................        -          (64,275)      (65,184)
                                     ------------  ------------  ------------

Net cash used in financing
  activities........................      (1,120)     (135,742)     (146,673)
                                     ------------  ------------  ------------

Net increase (decrease) in cash and
  cash equivalents..................     101,607        57,368       (23,714)
Cash and cash equivalents at
  beginning of year.................     185,913       128,545       152,259
                                     ------------  ------------  ------------

Cash and cash equivalents at
  end of year....................... $   287,520       185,913       128,545
                                     ============  ============  ============

Supplemental disclosure of cash flow information:

  Cash paid for mortgage and other
    interest........................ $    73,674        73,225        72,971
                                     ============  ============  ============

                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1999, 1998 and 1997


(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution. All of the holders of these Units have been admitted to the Partnership. As of December 31, 1999, the Partnership has repurchased a total of 117 units ($40,906) from various Limited Partners. At December 31, 1999, included in cash and cash equivalents, is approximately $8,500 restricted for use by the Unit Repurchase Program. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

Deferred loan costs were amortized on a straight-line basis over the life of the loan. Deferred leasing fees are amortized on a straight-line basis over the term of the related lease.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Statement of Financial Accounting Standards No. 121 requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced or is expected to commence in the near term. Effective September 23, 1998, the Partnership began to actively market its investment property which was then classified as held for sale. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. The listing agreement expired on January 31, 1999, however, the Partnership is continuing to market the property for sale. The Partnership which had ceased depreciation as of September 23, 1998, began depreciation of the property, and all previously unrecognized depreciation has been recorded in 1999. Adjustments for impairment loss for such a property are made in each period as necessary to report the property at the lower of carrying value or fair value less cost to sell. As of December 31, 1999, the Partnership has not recognized any such impairment on its property.

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

The Partnership believes that the interest rate associated with the mortgage payable approximates the market interest rate for this type of debt instrument, and as such, the carrying amount of the mortgage payable approximates its fair value.

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

                                       1999                      1998
                                              Tax                       Tax
                                GAAP         Basis        GAAP         Basis
                                Basis     (unaudited)     Basis     (unaudited)

  Total assets.............. $1,467,561    1,924,595    1,430,187     1,861,951

  Partner's capital:
    General Partner.........      7,310        7,265        6,930         6,633
    Limited Partners........    538,292      996,217      507,609       940,522

  Net income:
    General Partner.........        380          632          719           806
    Limited Partners........     37,596       62,610       71,202        79,886

  Net income per Limited
    Partnership Unit, basic
    and diluted.............       9.45        15.75        17.78         19.95


(2) Investment Properties

(a) Wellington Place, Carol Stream, Illinois

During 1991, the Partnership sold all of the eighteen buildings comprising the Wellington Place apartment complex to unaffiliated third parties. The Partnership had recorded wrap around installment contracts receivable as a result of these sales, subject to existing mortgage notes. The gain was recognized as cash was received over the life of the related installment contracts. As of December 31, 1998, all of the gain had been recognized.

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

At closing, the Partnership obtained a $1,000,000 loan secured by the property from an unaffiliated lender. The loan had an interest rate of 8.25% and required monthly principal and interest payments. The interest rate adjusted annually to 3% over the one-year Treasury constant maturity average and payments were adjusted concurrently with the interest rates. The Partnership paid a $20,000 loan fee to the lender and incurred $8,188 of other costs associated with funding the loan. The mortgage loan ballooned in May 1996 and a modification and extension agreement was entered into on January 30, 1997. The Partnership paid a $18,149 loan fee to the lender and incurred $3,332 of legal fees in connection with this extension. The maturity date was extended to February 1, 1999. The payments of principal and interest for the period May 1, 1996 through January 1, 1997 remained consistent with the original terms of the note. Monthly principal and interest payments beginning February 1, 1997 were calculated on the unpaid principal balance at January 1, 1997 with an interest rate of 8.25%, adjusted annually, based on a ten year amortization period. At December 31, 1998, the principal balance outstanding was $780,288 (Note 6).

As of February 1, 1999, the General Partner of the Partnership advanced funds on a short-term basis to the Partnership to pay off its mortgage payable balance of $780,288 plus accrued interest through the maturity date. The mortgage payable to the General Partner of $786,081 has a current interest rate of 9.5% and requires monthly interest only payments. A final balloon payment of all outstanding principal and all accrued and unpaid interest, if any, was due on December 31, 1999 but was extended to December 31, 2000. This loan may be extended at the Partnership's option.

An Affiliate of the General Partner receives a management fee pursuant to a management agreement of a percentage of gross receipts.

As of September 23, 1998, the Partnership listed and was actively marketing the Scandinavian Health Club property for sale at an amount in excess of its carrying value. The listing agreement expired on January 31, 1999, however, the property was included in a sealed bid auction in June 1999. The sole acceptable contract received from the sealed bid auction was terminated by the potential purchaser on July 28, 1999. The Partnership which had ceased depreciation as of September 23, 1998, began depreciation of the property as of July 28, 1999 and all previously unrecognized depreciation totaling $8,672 has been recorded as of December 31, 1999.

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


(4) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $878 and $360 remained unpaid at December 31, 1999 and 1998, respectively.

In connection with the sales at Wellington Place apartment complex, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $2,223 for each of the years ended December 31, 1999, 1998 and 1997, respectively have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(5) Leases

At December 31, 1999, the Partnership's principal asset consists of a health club which is occupied by one tenant, Scandinavian Health Spa Inc. which is a wholly owned subsidiary of Bally's Health and Tennis Corporation, under a triple net lease which requires that in addition to paying base rent, the tenant is also responsible for the payment of insurance, taxes and maintenance.

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

Minimum lease payments to be received in the future for the health club lease are as follows:

      2000............................................. $  222,288
      2001.............................................    166,716
                                                        -----------
      Total............................................ $  389,004
                                                        ===========

The lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include a decrease of $15,650 in 1999, 1998 and 1997, of rental income for the period of occupancy for which stepped rent increases apply and $32,424 and $48,074 in related accrued rents receivable as of December 31, 1999 and 1998, respectively. Those amounts are expected to be collected over the terms of the related lease as scheduled rent payments are made.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1999.




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


Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                               Functional Title

  Daniel L. Goodwin....... Chairman and Chief Executive Officer
  Robert H. Baum.......... Executive Vice President-General Counsel
  G. Joseph Cosenza....... Senior Vice President-Acquisitions
  Robert D. Parks......... Senior Vice President-Investments
  Norbert J. Treonis...... Senior Vice President-Property Management
  Brenda G. Gujral........ President and Chief Operating Officer-IREIC
  Catherine L. Lynch...... Treasurer
  Paul J. Wheeler......... Vice President-Personal Financial Services Group
  Roberta S. Matlin....... Assistant Vice President-Investments
  Mark Zalatoris.......... Assistant Vice President-Due Diligence
  Patricia A. DelRosso.... Vice President-Asset Management
  Kelly Tucek............. Assistant Vice President-Partnership Accounting
  Venton J. Carlston...... Assistant Controller

    DANIEL L. GOODWIN (age 56) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Corporation.

Mr. Goodwin has been in the housing industry for more than 30 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for six years. He is an advisor for the Office of Housing Coordination Services of the State of Illinois, and a member of the Seniors Housing Committee of the National Multi-Housing Council. He was appointed Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference by former Governor Edgar. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, a provider of affordable housing.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the BBF Family Services' Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of those original students are employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently Vice Chairman of the Board of Trustees of Benedictine University. Since January 1996, he has been Chairman of the Northeastern Illinois University Board of Trustees.

In 1988 Mr. Goodwin received the Outstanding Business Leader Award from the Oak Brook Jaycees and in March 1994 he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recently recognized as the 1998 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry. The Ray Graham Association for People with Disabilities honored Mr. Goodwin as the 1999 Employer of the Year. Also, in 1999, the YWCA DuPage District bestowed the Corporate Recognition Award for Inland's policies and practices that demonstrate a commitment to the advancement of women in the workplace. For many years, he has been Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth and he served as the recent Chairman of the Speakers Club of the Illinois House of Representatives.

    ROBERT H. BAUM (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American
Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of twelve persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

Mr. Cosenza received his B.A. Degree from Northeastern Illinois University and his M.S. Degree from Northern Illinois University. From 1967 to 1968, he taught in the LaGrange Illinois School District and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District. Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute.

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently a Director on the Board of Westbank in Westchester and Hillside, Illinois.

    ROBERT D. PARKS (age 55) is a Director of The Inland Group, Inc.; Chairman of Inland Real Estate Investment Corporation; President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation, and Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. degree from Northeastern Illinois University and his M.A. degree from the University of Chicago. He is a member of the Real Estate Investment Association and a member of the National Association of Real Estate Investment Trusts (NAREIT).

    NORBERT J. TREONIS (age 49) joined The Inland Group, Inc. and its affiliates in 1975 and he is currently Chairman and Chief Executive Officer of The Inland Property Management Group, Inc. and a Director of The Inland Group, Inc. He serves on the Board of Directors of all Inland subsidiaries involved in the property management, acquisitions and maintenance of real estate, including Mid-America Property Management Corporation, Metropolitan Construction Services, Inc. and Inland Commercial Property Management, Inc.
Mr. Treonis is charged with the responsibility of the overall management and leasing of all apartment units, retail, industrial and commercial properties nationwide.

Mr. Treonis is a licensed real estate broker. He is a past member of the Board of Directors of American National Bank of DuPage, the Apartment Building Owners and Managers Association, the National Apartment Association and the Chicagoland Apartment Association.

    BRENDA G. GUJRAL (age 58) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC), the parent company of the Advisor. She is also President and Chief Operating Officer of the Dealer-Manager, Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

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

    CATHERINE L. LYNCH (age 41) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    PAUL J. WHEELER (age 47) joined Inland in 1982 and is currently the President of Inland Real Estate Equities, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    ROBERTA S. MATLIN (age 55) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. She is a Director of Inland Real Estate Investment Corporation,
Inland Securities Corporation, and Inland Real Estate Advisory Services, Inc. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 42) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management, especially with regard to financing activities. Mr. Zalatoris is a graduate of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. DELROSSO (age 47) joined Inland in 1985. Ms. DelRosso serves as Senior Vice President of Inland Real Estate Investment Corporation in the
area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 37) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    VENTON J. CARLSTON (age 42) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.


Item 11. Executive Compensation

The General Partner is entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described under the caption "Cash Distributions" on page 44 and "Allocation of Profits or Losses" on page 43 of the Prospectus, and on pages A-7 to A-10 of the Partnership Agreement, included as an exhibit to the Prospectus. Reference is also made to Note 3 of the Notes to Financial Statements filed with this Annual Report for a description of such distributions and allocations. The General Partner received a share of Partnership income in 1999.

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

The General Partner of the Partnership and its Affiliates may be reimbursed for their out-of-pocket expenses relating to the administration of the Partnership. In 1999, the General Partner of the Partnership was due reimbursement for such expenses in the amount of $20,851, of which $878 was unpaid at December 31, 1999.

An Affiliate of the General Partner earned management fees of $2,223 in 1999, in connection with managing the Partnership's investment property, all of which was paid at December 31, 1999.

As of February 1, 1999, the General Partner of the Partnership advanced funds on a short-term basis to the Partnership to pay off its mortgage payable balance of $780,288 plus accrued interest through the maturity date. The mortgage payable to the General Partner of $786,081 has a current interest rate of 9.5% and requires monthly interest only payments. A final balloon payment of all outstanding principal and all accrued and unpaid interest, if any, is due on December 31, 2000. This loan may be extended at the Partnership's option.


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

    (b)  Exhibits.

         The following exibit is filed as part of this report:

         27    Financial Data Schedule

         The following exhibits are incorporated herein by  reference:

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

    (d)  Reports on Form 8-K:

         None



No Annual Report or proxy material for the year 1999 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND REAL ESTATE GROWTH FUND II, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 22, 2000

                                  /s/ Patricia A. DelRosso

                            By:   Patricia A. DelRosso
                                  Senior Vice President
                            Date: March 22, 2000

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Asst. Vice President
                            Date: March 22, 2000

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 22, 2000

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: March 22, 2000