Form 10-Q
period 2000-03-31
INLAND REAL ESTATE GROWTH FUND II LP
filed 2000-05-15
CIK 817652

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2000

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

                     March 31, 2000 and December 31, 1999
                                  (unaudited)

                                    Assets
                                    ------
                                                       2000          1999
                                                       ----          ----
Current assets:
  Cash and cash equivalents including amounts
    held by property manager (Note 1)............. $   331,420       287,520
  Accrued interest receivable.....................         455           465
                                                   ------------  ------------
    Total current assets..........................     331,875       287,985
                                                   ------------  ------------
Investment property (including acquisition fees
    paid to Affiliates of $59,500) (Notes 1 and 2):
  Land............................................     438,388       438,388
  Building and improvements.......................   1,096,872     1,096,872
                                                   ------------  ------------
                                                     1,535,260     1,535,260
  Less accumulated depreciation...................     401,912       392,772
    Total investment property, net of accumulated  ------------  ------------
      depreciation................................   1,133,348     1,142,488
                                                   ------------  ------------
Accrued rents receivable (Notes l and 3)..........      28,511        32,424
Deferred leasing fees to Affiliates (net of
  accumulated amortization of $21,987 and $21,321
  at March 31, 2000 and December 31, 1999,
  respectively) (Note 1)..........................       3,998         4,664
                                                   ------------  ------------
Total assets...................................... $ 1,497,733     1,467,561
                                                   ============  ============


















                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 2000 and December 31, 1999
                                  (unaudited)

                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       2000          1999
Current liabilities:                                   ----          ----
  Accounts payable................................ $     8,835          -
  Current portion of long-term debt (Note 4)......     786,081       786,081
  Due to Affiliates (Note 2)......................      21,855           878
                                                   ------------  ------------
    Total current liabilities.....................     816,771       786,959
                                                   ------------  ------------
Commission payable to Affiliates (Note 2).........     135,000       135,000

    Total liabilities.............................     951,771       921,959
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      16,753        16,749
    Cumulative cash distributions.................      (9,939)       (9,939)
                                                   ------------  ------------
                                                         7,314         7,310
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 25,000 Units,
      3,921.25 Units outstanding at March 31, 2000
      and December 31, 1999 (net of offering
      costs of $462,849, of which $59,476 was
      paid to Affiliates).........................   3,534,495     3,534,495
    Cumulative net income.........................   1,658,565     1,658,209
    Cumulative cash distributions.................  (4,654,412)   (4,654,412)
                                                   ------------  ------------
                                                       538,648       538,292
                                                   ------------  ------------
      Total Partners' capital.....................     545,962       545,602
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 1,497,733     1,467,561
                                                   ============  ============










                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 2000 and 1999
                                  (unaudited)



                                                       2000          1999
Income:                                                ----          ----
  Rental income (Note 3).......................... $    51,661        51,661
  Interest income.................................       4,211         2,291
                                                   ------------  ------------
                                                        55,872        53,952
                                                   ------------  ------------
Expenses:
  Professional services to Affiliates.............       1,009           419
  Professional services to non-affiliates.........      16,600        14,000
  General and administrative expenses to
    Affiliates....................................       6,220         6,194
  General and administrative expenses to
    non-affiliates................................       2,754         7,237
  Property operating expenses to Affiliates.......         556           556
  Mortgage interest to Affiliates.................      18,567        11,867
  Mortgage interest to non-affiliates.............        -            5,543
  Depreciation....................................       9,140          -
  Amortization....................................         666         1,612
                                                   ------------  ------------
                                                        55,512        47,428
                                                   ------------  ------------
Net income........................................ $       360         6,524
                                                   ============  ============

Net income allocated to:
  General Partner.................................           4            65
  Limited Partners................................         356         6,459
                                                   ------------  ------------
Net income........................................ $       360         6,524
                                                   ============  ============

Net income allocated to the one General
  Partner Unit.................................... $         4            65
                                                   ============  ============

Net income per 3,921.25 weighted average
  Limited Partnership Units....................... $       .09          1.61
                                                   ============  ============






                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 2000 and 1999
                                  (unaudited)

                                                       2000          1999
Cash flows from operating activities:                  ----          ----
  Net income...................................... $       360         6,524
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation..................................       9,140          -
    Amortization..................................         666         1,612
    Changes in assets and liabilities:
      Accrued rents receivable....................       3,913         3,913
      Accrued interest receivable.................          10           102
      Accounts payable and accrued expenses.......       8,834         6,436
      Accrued interest payable....................      18,567        11,867
      Due to Affiliates...........................       2,410         1,156
                                                   ------------  ------------
Net cash provided by operating activities.........      43,900        31,610
                                                   ------------  ------------
Cash flows from financing activities:
  Proceeds from note payable to Affiliate.........        -          786,081
  Pay-off of long-term debt.......................        -         (780,288)
                                                   ------------  ------------
Net cash provided by financing activities.........        -            5,793
                                                   ------------  ------------
Net increase in cash and cash equivalents.........      43,900        37,403
Cash and cash equivalents at beginning of period..     287,520       185,913
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   331,420       223,316
                                                   ============  ============


Supplemental disclosure of cash flow information:

  Cash paid for mortgage and other interest....... $      -            5,543
                                                   ============  ============














                See accompanying notes to financial statements.

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 2000
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1999, which are included in the Partnership's 1999 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. As of March 31, 2000, the Partnership has repurchased a total of 117 Units ($40,906) from various Limited Partners. At March 31, 2000, included in cash and cash equivalents, is approximately $8,000 restricted for use by the Unit Repurchase Program. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 2000
                                  (unaudited)


Statement of Financial Accounting Standards No. 121 requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced. Effective September 23, 1998, the Partnership's investment property was held for sale and the Partnership listed and was actively marketing the Scandinavian Health Club property for sale at an amount in excess of its carrying value. The listing agreement expired on January 31, 1999, however, the property was included in a sealed bid auction in June 1999. The sole acceptable contract received from the sealed bid auction was terminated by the potential purchaser on July 28, 1999. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. The Partnership which had ceased depreciation as of September 23, 1998, began depreciation of the property as of July 28, 1999 and all previously unrecognized depreciation was recorded as of December 31, 1999. Adjustments for impairment loss for such a property are made in each period as necessary to report the property at the lower of carrying value or fair value less cost to sell. As of March 31, 2000, the Partnership has not recognized any such impairment on its property.


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $3,288 and $878 remained unpaid at March 31, 2000 and December 31, 1999, respectively.

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

                    INLAND REAL ESTATE GROWTH FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 2000
                                  (unaudited)


An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $556 for both the three months ended March 31, 2000 and 1999, have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.

(3) Accrued Rents Receivable

The health club lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include a decrease of $3,913 in both 1999 and 1998, of rental income for the period of occupancy for which stepped rent increases apply and $28,511 and $32,424 in related accounts receivable as of March 31, 2000 and December 31, 1999, respectively. Those amounts are expected to be collected over the terms of the related leases as scheduled rent payments are made.

(4) Note Payable to Affiliate

As of February 1, 1999, the General Partner of the Partnership advanced funds on a short-term basis to the Partnership to pay off its mortgage payable balance of $780,288 plus accrued interest through the maturity date. The note payable to the General Partner of $786,081 has a current interest rate of 9.5% and requires monthly interest only payments. A final balloon payment of all outstanding principal and all accrued and unpaid interest, if any, was due on December 31, 1999 and was extended to December 31, 2000. This note may be extended at the Partnership's option.


(5) Subsequent Events

On May 1, 2000, in order to reduce interest expense, the Partnership made a $286,081 principal paydown on the note payable to an Affiliate.

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


Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, not including the General Partner's contribution, of which $3,077,513 was invested in two properties. In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of March 31, 2000, the Partnership has repurchased 117 Units ($40,906) from various Limited Partners through the Unit Repurchase Program.

At March 31, 2000, the Partnership had cash and cash equivalents of $331,420, which includes approximately $8,000 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash for working capital requirements and cash distributions.

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

Results of Operations

As of September 23, 1998, the Partnership listed and was actively marketing the Scandinavian Health Club property for sale at an amount in excess of its carrying value. The listing agreement expired on January 31, 1999, however, the property was included in a sealed bid auction in June 1999. The sole acceptable contract received from the sealed bid auction was terminated by the potential purchaser on July 28, 1999. The Partnership which had ceased depreciation as of September 23, 1998, began depreciation of the property as of July 28, 1999 and all previously unrecognized depreciation was recorded as of December 31, 1999. The Company intends to continue to seek a purchaser and to sell the property at an amount in excess of its book value.

The increase in mortgage interest to Affiliates and the decrease in mortgage interest to non-affiliates for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, is the result of the refinancing of the mortgage payable. As of February 1, 1999, the General Partner of the Partnership advanced funds on a short-term basis to the Partnership to pay off its mortgage payable balance of $780,288 plus accrued interest through the maturity date. The note payable to the General Partner of $786,081 has a current interest rate of 9.5% and requires monthly interest only payments. A final balloon payment of all outstanding principal and all accrued and unpaid interest, if any, is due on December 31, 2000. This note may be extended at the Partnership's option.

The increase in professional services to Affiliates and non-affiliates for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, is due to an increase in accounting fees.

The decrease in general and administrative expenses to non-affiliates for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, is due to a decrease in the Illinois Replacement Tax.




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



                            INLAND REAL ESTATE GROWTH FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 11, 2000


                                  /S/ PATRICIA A. DELROSSO

                            By:   Patricia A. DelRosso
                                  Senior Vice President
                            Date: May 11, 2000


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 11, 2000