Form 10-Q
period 2000-06-30
INLAND REAL ESTATE GROWTH FUND II LP
filed 2000-08-10
CIK 817652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2000

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ____________

Commission File #0-16780

Inland Real Estate Growth Fund II, L.P.

(Exact name of registrant as specified in its charter)

Delaware	#36-3547165
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive office)	(Zip Code)

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

INLAND REAL ESTATE GROWTH FUND II, L.P.

(a limited partnership)

Balance Sheets

June 30, 2000 and December 31, 1999

(unaudited)

Assets
	2000	1999
Current assets:
Cash and cash equivalents (including amounts held by property manager (Note 1)	$51,552	287,520
Accrued interest receivable	175	465

Total current assets	51,727	287,985

Investment property (including acquisition fees paid to Affiliates of $59,500) (Notes 1 and 2):
Land	438,388	438,388
Building and improvements	1,096,872	1,096,872

	1,535,260	1,535,260
Less accumulated depreciation	411,053	392,772

Total investment property, net of accumulated depreciation	1,124,207	1,142,488

Accrued rents receivable (Notes 1 and 3)	24,599	32,424
Deferred leasing fees to Affiliates (net of accumulated amortization of $22,653 and $21,321 at June 30, 2000 and December 31, 1999, respectively) (Note 1)	3,332	4,664

Total assets	$1,203,865	1,467,561
	==========	==========

See accompanying notes to financial statements

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2000 and December 31, 1999
(unaudited)

Liabilities and Partners' Capital

	2000	1999
Current liabilities:
Current portion of long-term debt (Note 4)	$500,000	786,081
Due to Affiliates (Note 2)	1,286	878

Total current liabilities	501,286	786,959

Commission payable to Affiliates (Note 2)	135,000	135,000

Total liabilities	636,286	921,959

Partners' capital (Notes 1 and 2):
General Partner:
Capital contribution	500	500
Cumulative net income	16,969	16,749
Cumulative cash distributions	(9,939)	(9,939)

	7,530	7,310
Limited Partners:
Units of $1,000. Authorized 25,000 Units, 3,921.25 Units outstanding at June 30, 2000 and December 31,1999 (net of offering costs of $462,824, of which $59,476 was paid to Affiliates)	3,534,495	3,534,495
Cumulative net income	1,679,966	1,658,209
Cumulative cash distributions	(4,654,412)	(4,654,412)

	560,049	538,292

Total Partners' capital	567,579	545,602

Total liabilities and Partners' capital	$1,203,865	1,467,561
	==========	==========

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2000 and 1999
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999
Income:
Rental income (Note 3)	$51,661	51,661	103,322	103,322
Interest income	1,998	2,364	6,209	4,655

	53,659	54,025	109,531	107,977

Expenses:
Professional services to Affiliates	400	1,991	1,409	2,410
Professional services to non-affiliates	2,750	5,510	19,350	19,510
General and administrative expenses to Affiliates	3,012	5,891	9,232	12,085
General and administrative expenses to non-affiliates	1,479	1,509	4,233	8,746
Property operating expenses to Affiliates	556	556	1,112	1,112
Mortgage interest to non-affiliates	-	-	-	5,543
Mortgage interest to Affiliates	14,038	18,618	32,605	30,485
Depreciation	9,141	-	18,281	-
Amortization	666	666	1,332	2,278

	32,042	34,741	87,554	82,169

Net income	$21,617	19,284	21,977	25,808
	=========	=========	=========	=========
Net income allocated to:
General Partner	216	193	220	258
Limited Partners	21,401	19,091	21,757	25,550

Net income	$21,617	19,284	21,977	25,808
	=========	=========	=========	=========
Net income allocated to the one General Partner Unit	$216	193	220	258
	=========	=========	=========	=========
Net income per 3,921.25 and 4,004.25 weighted average Limited Partner Units for 2000 and 1999, respectively	$5.46	4.77	5.55	6.38
	=========	=========	=========	=========

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2000 and 1999
(unaudited)

	2000	1999
Cash flows from operating activities:
Net income	$21,977	25,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,281	-
Amortization	1,332	2,278
Changes in assets and liabilities:
Accrued rents receivable	7,825	7,825
Accrued interest and other receivable	290	92
Accrued interest payable	-	6,138
Due to Affiliates	408	1,228

Net cash provided by operating activities	50,113	43,369

Cash flows from financing activities:
Proceeds from note payable to Affiliates	-	786,081
Principal payments of long-term debt	(286,081)	(780,288)

Net cash provided by (used in) financing activities	(286,081)	5,793

Net increase (decrease) in cash and cash equivalents	(235,968)	49,162
Cash and cash equivalents at beginning of period	287,520	185,913

Cash and cash equivalents at end of period	$51,552	235,075
	==========	==========

Supplemental disclosure of cash flow information:

Cash paid for mortgage and other interest	$32,605	29,890
	==========	==========

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2000
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

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. As of June 30, 2000, the Partnership has repurchased a total of 117 Units ($40,906) from various Limited Partners. At June 30, 2000, included in cash and cash equivalents, is approximately $8,700 restricted for use by the Unit Repurchase Program. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2000
(unaudited)

Statement of Financial Accounting Standards No. 121 requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced. Effective September 23, 1998, the Partnership's investment property was held for sale and the Partnership listed and was actively marketing the Scandinavian Health Club property for sale at an amount in excess of its carrying value. The listing agreement expired on January 31, 1999, however, the property was included in a sealed bid auction in June 1999. The sole acceptable contract received from the sealed bid auction was terminated by the potential purchaser on July 28, 1999. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. The Partnership which had ceased depreciation as of September 23, 1998, began depreciation of the property as of July 28, 1999 and all previously unrecognized depreciation was recorded as of December 31, 1999. Adjustments for impairment loss for such a property are made in each period as necessary to report the property at the lower of carrying value or fair value less cost to sell. As of June 30, 2000, the Partnership believes no such impairment exists on its property.

(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $1,286 and $878 remained unpaid at June 30, 2000 and December 31, 1999, respectively.

In connection with the sales at Wellington Place apartment complex during 1991, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $1,112 for both the six months ended June 30, 2000 and 1999, have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2000
(unaudited)

(3) Accrued Rents Receivable

The health club lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include a decrease of $7,825 in both 1999 and 1998, of rental income for the period of occupancy for which stepped rent increases apply and $24,599 and $32,424 in related accounts receivable as of June 30, 2000 and December 31, 1999, respectively. Those amounts are expected to be collected over the terms of the related leases as scheduled rent payments are made.

(4) Note Payable to Affiliate

As of February 1, 1999, the General Partner of the Partnership advanced funds on a short-term basis to the Partnership to pay off its mortgage payable balance of $780,288 plus accrued interest through the maturity date. The note payable to the General Partner of $786,081 has a current interest rate of 9.5% and requires monthly interest only payments. A final balloon payment of all outstanding principal and all accrued and unpaid interest, if any, was due on December 31, 1999 and was extended to December 31, 2000. This note may be extended at the Partnership's option. On May 1, 2000, the Partnership made a $286,081 principal paydown on this note payable.

Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, not including the General Partner's contribution, of which $3,077,513 was invested in two properties. In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of June 30, 2000, the Partnership has repurchased 117 Units ($40,906) from various Limited Partners through the Unit Repurchase Program.

At June 30, 2000, the Partnership had cash and cash equivalents of $51,552, which includes approximately $8,700 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash to paydown debt, for working capital requirements and cash distributions. The Partnership's property is generating sufficient cash flow to cover operating expenses and debt service. To the extent that this source is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing or may sell this property.

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

The increase in mortgage interest to Affiliates and the decrease in mortgage interest to non-affiliates for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, is the result of the refinancing of the mortgage payable. As of February 1, 1999, the General Partner of the Partnership advanced funds on a short-term basis to the Partnership to pay off its mortgage payable balance of $780,288 plus accrued interest through the maturity date. The note payable to the General Partner of $786,081 has a current interest rate of 9.5% and requires monthly interest only payments. A final balloon payment of all outstanding principal and all accrued and unpaid interest, if any, is due on December 31, 2000. This note may be extended at the Partnership's option. On May 1, 2000, in order to reduce interest expense, the Partnership made a $286,081 principal paydown on this note payable.

The decrease in general and administrative expenses to non-affiliates for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999, is due to a decrease in the Illinois Replacement Tax.

PART II - Other Information

Items 1 through 6 (b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE GROWTH FUND II, L.P.

By:	Inland Real Estate Investment Corporation General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	August 9, 2000

/S. PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	August 9, 2000

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	August 9, 2000