Form 10-Q
period 2000-09-30
INLAND REAL ESTATE GROWTH FUND II LP
filed 2000-11-07
CIK 817652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X ;No:

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Balance Sheets

September 30, 2000 and December 31, 1999
(unaudited)

Assets
	2000	1999
Current assets:
Cash and cash equivalents (including amounts held by property manager (Note 1)	$87,097	287,520
Accrued interest receivable	178	465

Total current assets	87,275	287,985

Investment property (including acquisition fees paid to Affiliates of $59,500) (Notes 1 and 2):
Land	438,388	438,388
Building and improvements	1,096,872	1,096,872

	1,535,260	1,535,260
Less accumulated depreciation	420,193	392,772

Total investment property, net of accumulated depreciation	1,115,067	1,142,488

Accrued rents receivable (Notes 1 and 3)	20,690	32,424
Deferred leasing fees to Affiliates (net of accumulated amortization of $23,320 and $21,321 at September 30, 2000 and December 31, 1999, respectively) (Note 1)	2,665	4,664

Total assets	$1,225,697	1,467,561
	==========	==========

See accompanying notes to financial statements

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2000 and December 31, 1999
(unaudited)

Liabilities and Partners' Capital
	2000	1999
Current liabilities:
Accounts payable	$708	-
Current portion of long-term debt (Note 4)	500,000	786,081
Due to Affiliates (Note 2)	1,651	878

Total current liabilities	502,359	786,959

Commission payable to Affiliates (Note 2)	135,000	135,000

Total liabilities	637,359	921,959

Partners' capital (Notes 1 and 2):
General Partner:
Capital contribution	500	500
Cumulative net income	17,176	16,749
Cumulative cash distributions	(9,939)	(9,939)

	7,737	7,310
Limited Partners:
Units of $1,000. Authorized 25,000 Units, 3,921.25 Units outstanding at September 30, 2000 and December 31,1999 (net of offering costs of $462,824, of which $59,476 was paid to Affiliates)	3,534,495	3,534,495
Cumulative net income	1,700,518	1,658,209
Cumulative cash distributions	(4,654,412)	(4,654,412)

	580,601	538,292

Total Partners' capital	588,338	545,602

Total liabilities and Partners' capital	$1,225,697	1,467,561
	==========	==========

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2000 and 1999
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999
Income:
Rental income (Note 3)	$51,661	51,658	154,983	154,980
Interest income	688	3,021	6,897	7,676
	52,349	54,679	161,880	162,656

Expenses:
Professional services to Affiliates	2,393	758	3,802	3,168
Professional services to non-affiliates	2,750	2,500	22,100	22,010
General and administrative expenses to Affiliates	3,138	1,612	12,370	13,697
General and administrative expenses to non-affiliates	974	600	5,207	9,346
Property operating expenses to Affiliates	555	555	1,667	1,667
Mortgage interest to non-affiliates	-	-	-	5,543
Mortgage interest to Affiliates	11,973	18,823	44,578	49,308
Depreciation	9,140	36,094	27,421	36,094
Amortization	667	667	1,999	2,945
	31,590	61,609	119,144	143,778

Net income (loss)	$20,759	(6,930)	42,736	18,878
	=========	=========	=========	=========
Net income (loss) allocated to:
General Partner	207	(69)	427	189
Limited Partners	20,552	(6,861)	42,309	18,689

Net income (loss)	$20,759	(6,930)	42,736	18,878
	=========	=========	=========	=========
Net income (loss) allocated to the one General Partner Unit	$207	(69)	427	189
	=========	=========	=========	=========
Net income (loss) per 3,921 and 3,995 weighted average Limited Partner Units for 2000 and 1999, respectively	$5.24	(1.73)	10.79	4.68
	=========	=========	=========	=========

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2000 and 1999
(unaudited)
	2000	1999
Cash flows from operating activities:
Net income	$42,736	18,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,421	36,094
Amortization	1,999	2,945
Changes in assets and liabilities:
Accrued rents receivable	11,734	11,738
Accrued interest and other receivable	287	(477)
Accounts payable and accrued expenses	708	2,500
Accrued interest payable	-	6,543
Due to Affiliates	773	847

Net cash provided by operating activities	85,658	79,068

Cash flows from financing activities:
Proceeds from note payable to Affiliates	-	786,081
Principal payments of long-term debt	(286,081)	(780,288)
Repurchase of Units	-	(6,913)

Net cash used in financing activities	(286,081)	(1,120)

Net increase (decrease) in cash and cash equivalents	(200,423)	77,948
Cash and cash equivalents at beginning of period	287,520	185,913

Cash and cash equivalents at end of period	$87,097	263,861
	=========	=========

Supplemental disclosure of cash flow information:

Cash paid for mortgage and other interest	$44,578	48,308
	=========	=========

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2000
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

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. As of September 30, 2000, the Partnership has repurchased a total of 117 Units ($40,906) from various Limited Partners. At September 30, 2000, included in cash and cash equivalents, is approximately $8,800 restricted for use by the Unit Repurchase Program. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2000
(unaudited)

Statement of Financial Accounting Standards No. 121 requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced. Effective September 23, 1998, the Partnership's investment property was held for sale and the Partnership listed and was actively marketing the Scandinavian Health Club property for sale at an amount in excess of its carrying value. The listing agreement expired on January 31, 1999, however, the property was included in a sealed bid auction in June 1999. The sole acceptable contract received from the sealed bid auction was terminated by the potential purchaser on July 28, 1999. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. The Partnership which had ceased depreciation as of September 23, 1998, began depreciation of the property as of July 28, 1999 and all previously unrecognized depreciation was recorded as of December 31, 1999. Adjustments for impairment loss for such a property are made in each period as necessary to report the property at the lower of carrying value or fair value less cost to sell. As of September 30, 2000, the Partnership believes no such impairment exists on its property.

(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $1,651 and $878 remained unpaid at September 30, 2000 and December 31, 1999, respectively.

In connection with the sales at Wellington Place apartment complex during 1991, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $1,667 for both the nine months ended September 30, 2000 and 1999, have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2000
(unaudited)

(3) Accrued Rents Receivable

The health club lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include a decrease of $11,734 and $11,738 in 2000 and 1999, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $20,690 and $32,424 in related accounts receivable as of September 30, 2000 and December 31, 1999, respectively. Those amounts are expected to be collected over the terms of the related leases as scheduled rent payments are made.

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

Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, not including the General Partner's contribution, of which $3,077,513 was invested in two properties. In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of September 30, 2000, the Partnership has repurchased 117 Units ($40,906) from various Limited Partners through the Unit Repurchase Program.

At September 30, 2000, the Partnership had cash and cash equivalents of $87,097, which includes approximately $8,800 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash to paydown debt, for working capital requirements and cash distributions. The Partnership's property is generating sufficient cash flow to cover operating expenses and debt service. To the extent that this source is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing or may sell this property.

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

The increase in mortgage interest to Affiliates and the decrease in mortgage interest to non-affiliates for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, is the result of the refinancing of the mortgage payable. As of February 1, 1999, the General Partner of the Partnership advanced funds on a short-term basis to the Partnership to pay off its third party mortgage payable balance of $780,288 plus accrued interest through the maturity date. The note payable to the General Partner of $786,081 has a current interest rate of 9.5% and requires monthly interest only payments. A final balloon payment of all outstanding principal and all accrued and unpaid interest, if any, is due on December 31, 2000. This note may be extended at the Partnership's option. On May 1, 2000, in order to reduce interest expense, the Partnership made a $286,081 principal paydown on this note payable.

The decrease in general and administrative expenses to non-affiliates for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, is due to a decrease in the Illinois Replacement Tax.

PART II - Other Information

Items 1 through 6 (b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE GROWTH FUND II, L.P.

By:	Inland Real Estate Investment Corporation General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	November 7, 2000

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	November 7, 2000

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	November 7, 2000