Form 10-K
period 2000-12-31
INLAND REAL ESTATE GROWTH FUND II LP
filed 2001-03-29
CIK 817652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2000

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

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

PART I

Item 1. Business

The Registrant, Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution, of which $3,077,513 was invested in two properties. In addition, offering proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. All of the holders of these Units have been admitted to the Partnership. As of December 31, 2000, the Partnership has repurchased through the Unit Repurchase Program a total of 117 Units ($40,906) from various Limited Partners. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

The Partnership is engaged solely in the business of real estate investment. The Partnership currently owns one property, Scandinavian Health Club, which represents their industry segment. The results of the segment are presented in the financial statements of the Partnership.

The Partnership made real property investments as set forth in the following table:

Name of	Number	Purchase	Type of
Property and Location	of Units	Date	Ownership (a)

Wellington Place Apartments	108	04/19/88	Fee ownership of land
Carol Stream, Illinois		(Sold 1991)	and improvements

Scandinavian Health Club	N/A	04/21/89	Fee ownership of land
Columbus, Ohio			and improvements

  Reference is made to Note 2 of the Notes to Financial Statements filed with this Annual Report for the current outstanding principal balance and a description of the mortgage indebtedness secured by the Partnership's real property investment.

As of December 31, 1991, the Partnership had sold all of the eighteen buildings comprising the Wellington Place apartment complex for a total gross sales price of approximately $4,472,000 to be received in installments. These receivables were paid in full as of December 31, 1998.

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

The Partnership had no employees during 2000.

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

There were no matters submitted to a vote of security holders during 2000.

PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 2000, there were 338 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

Although the Partnership has established a Unit Repurchase Program, funds for repurchase of Units are limited. Reference is made to "Unit Repurchase Program" on page 18 of the Prospectus of the Partnership dated September 21, 1987, incorporated herein by reference. The Partnership has approximately $9,000 restricted for the repurchase of Units at December 31, 2000.

Item 6. Selected Financial Data

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

For the years ended December 31, 2000, 1999, 1998, 1997 and 1996

(not covered by Independent Auditors' Report)

	2000	1999	1998	1997	1996

Total assets	$1,195,180	1,467,561	1,430,187	1,509,987	1,576,248

Long-term debt (b)	$-	-	-	786,015	851,755

Total income	$214,610	217,982	217,292	219,784	224,555

Net operating income	63,191	37,976	61,971	58,989	58,003
Gain on sale of investment property	-	-	9,950	-	-

Net income	$63,191	37,976	71,921	58,989	58,003

Net income allocated to the one General Partner Unit:
Net operating income	632	380	620	590	580
Gain on sale of investment property	-	-	99	-	-

	$632	380	719	590	580
Net income allocated per Limited Partnership Unit (c):
Net operating income	15.95	9.45	15.32	14.58	14.34
Gain on sale of investment property	-	-	2.46	-	-

	$15.95	9.45	17.78	14.58	14.34

Item 6. Selected Financial Data, continued

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

For the years ended December 31, 2000, 1999, 1998, 1997 and 1996

(not covered by Independent Auditors' Report)

	2000	1999	1998	1997	1996

Cash distributions to Limited Partners	$-	-	63,710	64,671	16,850

Cash distributions to Limited Partners per Unit (c)	$-	-	15.91	16.15	4.21

Weighted average of Limited Partnership Units outstanding	$3,921.25	3,976.50	4,004.25	4,004.25	4,004.25

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

Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, not including the General Partner's contribution, of which $3,077,513 was invested in two properties (as described in Note 2 of the Notes to Financial Statements filed with this Annual Report). In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of December 31, 2000, the Partnership has repurchased 117 Units ($40,906) from various Limited Partners through the Unit Repurchase Program.

At December 31, 2000, the Partnership had cash and cash equivalents of $69,822 which includes approximately $9,000 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash for working capital requirements and cash distributions.

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

As of September 23, 1998, the Partnership listed and began actively marketing the Scandinavian Health Club property for sale at an amount in excess of its carrying value. The listing agreement expired on January 31, 1999, however, the Partnership is continuing to market the property for sale. The Partnership which had ceased depreciation as of September 23, 1998, began depreciation of the property, and all previously unrecognized depreciation was recorded in 1999.

On February 1, 1999, the General Partner of the Partnership advanced funds on a short-term basis to the Partnership to pay off its mortgage payable balance of $780,288 plus accrued interest through the maturity date. During 2000, the Partnership made principle paydowns on this note totaling $336,081. The balance of the mortgage payable to the General Partner of $450,000 has a current interest rate of 9.5% and requires monthly interest only payments. A final balloon payment of all outstanding principal and all accrued and unpaid interest, if any, is due on December 31, 2001. This loan may be extended at the Partnership's option.

The Partnership's business plan continues to be to sell the property and pay off the debt. In the event the property cannot be sold before the lease expires in October 2001 and the tenant does not hold over for an additional amount of time, the Partnership may need to consider a redevelopment and refinancing of the property from it's current use to offices. The General Partner has agreed not to demand payment under the loan.

The increase in professional services to Affiliates for the year ended December 31, 2000, as compared to the year ended December 31, 1999, is due to an increase in accounting services and legal services required by the Partnership.

The decrease in general and administrative expenses to non-affiliates for the year ended December 31, 2000, as compared to the year ended December 31, 1999, is due a decrease in state taxes.

The decrease in general and administrative expenses to non-affiliates for the year ended December 31, 1999, as compared to the year ended December 31, 1998, is due to an increase in state taxes.

As of December 31, 1998, the Partnership received payment in full on the five-second mortgages from the sale of the Wellington Place apartments and recognized the remaining gain from the sale.

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations, for each quarter during the years ended December 31, 2000 and 1999.

	2000
	12/31	09/30	06/30	03/31
Total income	$52,730	52,349	53,659	55,872
Net income	20,455	20,759	21,617	360

Net income per common share, basic and diluted:	5.22	5.29	5.51	.09

	1999
	12/31	09/30	06/30	03/31
Total income	$55,326	54,679	54,025	53,952
Net income/(loss)	19,098	(6,930)	19,284	6,524

Net income per common share, basic and diluted:	4.87	(1.74)	4.82	1.63

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Growth Fund II, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Chicago, Illinois

February 1, 2001

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Balance Sheets

December 31, 2000 and 1999

Assets
	2000	1999

Current assets:
Cash and cash equivalents including amounts held by property manager (Note 1)	$69,822	287,520
Accrued interest receivable	659	465

Total current assets	70,481	287,985

Investment property (including acquisition fees paid to Affiliates of $59,500 at December 31, 2000 (Notes 1 and 2):
Land	438,388	438,388
Building and improvements	1,096,872	1,096,872

	1,535,260	1,535,260
Less accumulated depreciation	429,334	392,772
Total investment property, net of accumulated depreciation	1,105,926	1,142,488

Accrued rents receivable (Notes l and 5)	16,774	32,424
Deferred leasing fees to Affiliates (net of accumulated amortization of $23,986 and $21,321 at December 31, 2000 and 1999, respectively) (Note 1)	1,999	4,664

Total assets	$1,195,180	1,467,561

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2000 and 1999

Liabilities and Partners' Capital

	2000	1999
Current liabilities:
Current portion of long-term debt (Note 2)	$450,000	786,081
Due to Affiliates (Note 4)	1,387	878

Total current liabilities	451,387	786,959

Commission payable to Affiliates (Note 4)	135,000	135,000

Total liabilities	586,387	921,959

Partners' capital (Notes 1, 3 and 4):
General Partner:
Capital contribution	500	500
Cumulative net income	17,381	16,749
Cumulative cash distributions	(9,939)	(9,939)

	7,942	7,310
Limited Partners:
Units of $1,000. Authorized 25,000 Units, 3,921.25 outstanding at December 31, 2000 and 1999, (net of offering costs of $462,849, of which $59,476 was paid to Affiliates)	3,534,495	3,534,495
Cumulative net income	1,720,768	1,658,209
Cumulative cash distributions	(4,654,412)	(4,654,412)

	600,851	538,292

Total Partners' capital	608,793	545,602

Total liabilities and Partners' capital	$1,195,180	1,467,561

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2000, 1999 and 1998

	2000	1999	1998

Income:
Rental income (Note 5)	$206,640	206,640	206,640
Interest income	7,970	11,342	10,652

	214,610	217,982	217,292
Expenses:
Professional services to Affiliates	6,629	3,740	3,508
Professional services to non-affiliates	24,850	24,583	20,945
General and administrative expenses to Affiliates	16,101	16,861	16,032
General and administrative expenses to non-affiliates	6,086	10,079	3,798
Property operating expenses to Affiliates	2,223	2,223	2,223
Mortgage interest	56,303	73,674	67,369
Depreciation	36,562	45,235	27,423
Amortization	2,665	3,611	14,023

	151,419	180,006	155,321

Net operating income	63,191	37,976	61,971
Gain on sale of investment property (Note 2)	-	-	9,950

Net income	$63,191	37,976	71,921

Net income allocated to (Note 3):
General Partner	632	380	719
Limited Partners	62,559	37,596	71,202

Net income	$63,191	37,976	71,921

Net income allocated to the one General Partner Unit	$632	380	719

Net income per weighted average Limited Partnership Units, basic and diluted	$15.95	9.45	17.78

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2000, 1999 and 1998

	General	Limited
	Partner	Partners	Total

Balance January 1, 1998	$6,776	500,117	506,893

Net income (Note 3)	719	71,202	71,921
Cash distributions ($15.91 per weighted average Limited Partnership Units of 4,004.25)	(565)	(63,710)	(64,275)

Balance December 31, 1998	6,930	507,609	514,539

Net income (Note 3)	380	37,596	37,976
Repurchase of Units	-	(6,913)	(6,913)

Balance December 31, 1999	7,310	538,292	545,602

Net income (Note 3)	632	62,559	63,191

Balance December 31, 2000	$7,942	600,851	608,793

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2000, 1999 and 1998

	2000	1999	1998

Cash flows from operating activities:
Net income	$63,191	37,976	71,921
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale	-	-	(9,950)
Accrued rents receivable	15,650	15,650	15,650
Depreciation	36,562	45,235	27,423
Amortization	2,665	3,611	14,023
Accrued interest payable	-	-	(5,856)
Due to Affiliates	509	518	(173)
Changes in other assets and liabilities	(194)	(263)	72
Net cash provided by operating activities	118,383	102,727	113,110

Cash flows from investing activities:
Principal payments received on installment contracts receivable	-	-	80,000
Net cash provided by investing activities	-	-	80,000

Cash flows from financing activities:
Proceeds from note payable to Affiliate	-	786,081	-
Principal payments of long-term debt	(336,081)	(780,288)	(71,467)
Repurchase of Units	-	(6,913)	-
Distributions	-	-	(64,275)
Net cash used in financing activities	(336,081)	(1,120)	(135,742)
Net increase (decrease) in cash and cash equivalents	(217,698)	101,607	57,368
Cash and cash equivalents at beginning of year	287,520	185,913	128,545
Cash and cash equivalents at end of year	$69,822	287,520	185,913

Supplemental disclosure of cash flow information:

Cash paid for mortgage and other interest	$56,303	73,674	73,225

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2000, 1999 and 1998

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution. All of the holders of these Units have been admitted to the Partnership. As of December 31, 2000, the Partnership has repurchased a total of 117 units ($40,906) from various Limited Partners. At December 31, 2000, included in cash and cash equivalents, is approximately $9,000 restricted for use by the Unit Repurchase Program. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner .

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

Statement of Financial Accounting Standards No. 121 requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced or is expected to commence in the near term. Effective September 23, 1998, the Partnership began to actively market its investment property which was then classified as held for sale. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. The listing agreement expired on January 31, 1999; however, the Partnership is continuing to market the property for sale. The Partnership which had ceased depreciation as of September 23, 1998, began depreciation of the property, and all previously unrecognized depreciation has been recorded in 1999. Adjustments for impairment loss for such a property are made in each period as necessary to report the property at the lower of carrying value or fair value less cost to sell. As of December 31, 2000, the Partnership has not recognized any such impairment on its property.

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

No provision for Federal income taxes has been made, as the liability for such taxes is that of the Partners rather than the Partnership.

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

	2000 1999
		Tax		Tax
	GAAP	Basis	GAAP	Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$1,195,180	1,668,804	1,467,561	1,924,595

Partner's capital:
General Partner	7,942	8,063	7,310	7,265
Limited Partners	600,851	1,075,199	538,292	996,217

Net income:
General Partner	632	798	380	632
Limited Partners	62,559	78,982	37,596	62,610

Net income per Limited Partnership Unit, basic and diluted	15.95	20.14	9.45	15.75

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

On February 1, 1999, the General Partner of the Partnership advanced funds on a short-term basis to the Partnership to pay off its mortgage payable balance of $780,288 plus accrued interest through the maturity date. During 2000, the Partnership made principle paydowns on this note totaling $336,081. The balance of the mortgage payable to the General Partner of $450,000 has a current interest rate of 9.5% and requires monthly interest only payments. A final balloon payment of all outstanding principal and all accrued and unpaid interest, if any, was due on December 31, 1999 but was extended to December 31, 2001. This loan may be extended at the Partnership's option.

As of September 23, 1998, the Partnership listed and was actively marketing the Scandinavian Health Club property for sale at an amount in excess of its carrying value. The listing agreement expired on January 31, 1999, however, the property was included in a sealed bid auction in June 1999. The sole acceptable contract received from the sealed bid auction was terminated by the potential purchaser on July 28, 1999. The Partnership which had ceased depreciation as of September 23, 1998, began depreciation of the property as of July 28, 1999 and all previously unrecognized depreciation totaling $8,672 was recorded as of December 31, 1999.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

The Partnership's business plan continues to be to sell the property and pay off the debt. In the event the property cannot be sold before the lease expires in October 2001 and the tenant does not hold over for an additional amount of time, the Partnership may need to consider a redevelopment and refinancing of the property from it's current use to offices. The General Partner has agreed not to demand payment under the loan.

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

(4)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $1,387 and $878 remained unpaid at December 31, 2000 and 1999, respectively.

In connection with the sales at Wellington Place apartment complex, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $2,223 for each of the years ended December 31, 2000, 1999, and 1998, respectively have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.

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

Minimum lease payments to be received in the future for the health club lease are as follows:

2001	$166,716

The lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include a decrease of $15,650 in 2000, 1999, and 1998, of rental income for the period of occupancy for which stepped rent increases apply and $16,774 and $32,424 in related accrued rents receivable as of December 31, 2000 and 1999, respectively. Those amounts are expected to be collected over the terms of the related lease as scheduled rent payments are made.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 2000.

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

Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:

Functional Title

Daniel L. Goodwin	Chairman and Chief Executive Officer
Robert H. Baum	Executive Vice President-General Counsel
G. Joseph Cosenza	Senior Vice President-Acquisitions
Robert D. Parks	Senior Vice President-Investments
Brenda G. Gujral	President and Chief Operating Officer-IREIC
Catherine L. Lynch	Treasurer
Roberta S. Matlin	Assistant Vice President-Investments
Patricia A. DelRosso	Vice President-Asset Management
Kelly Tucek	Assistant Vice President-Partnership Accounting

    DANIEL L. GOODWIN (age 57) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Corporation.

Mr. Goodwin has been in the housing industry for more than 30 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors, the Illinois Association of Realtors and the Northern Illinois Commercial Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for six years and was recently appointed to serve once again by Governor George Ryan. He is an advisor for the Office of Housing Coordination Services of the State of Illinois, and a member of the Seniors Housing Committee of the National Multi-Housing Council. He was appointed Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference by former Governor Edgar. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with the affordable housing award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, which provides affordable housing in the Midwest.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the BBF Family Services' Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine, Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of those original students are employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently Vice Chairman of the Board of Trustees of Benedictine University. Since January 1996, he has been Chairman of the Northeastern Illinois University Board of Trustees.

In 1988 Mr. Goodwin received the Outstanding Business Leader Award from the Oak Brook Jaycees and in March 1994 he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recognized as the 1998 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry. The Ray Graham Association for People with Disabilities honored Mr. Goodwin as the 1999 Employer of the Year. Also, in 1999, the YWCA DuPage District bestowed the Corporate Recognition Award for Inland's policies and practices that demonstrate a commitment to the advancement of women in the workplace. For many years, he has been Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth and he served as the recent Chairman of the Speakers Club of the Illinois House of Representatives.

    ROBERT H. BAUM (age 56) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois and is a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides educational and emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 56) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of ten persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. He has directly overseen the purchase of close to $4 billion of income producing real estate from 1968 to the present.

Mr. Cosenza received his B.A. Degree from Northeastern Illinois University and his M.S. Degree from Northern Illinois University. From 1967 to 1968, he taught in the LaGrange, Illinois School District and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District. Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute.

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He was the Chairman and is presently a Director on the Board of Westbank in Westchester, Hillside and Lombard, Illinois.

    ROBERT D. PARKS (age 57) is a Director of The Inland Group, Inc. and one of its four original principals; Chairman of Inland Real Estate Investment Corporation and Director of Inland Securities Corporation. Mr. Parks was President, Chief Executive Officer, Chief Operating Officer and a Director of Inland Real Estate Corporation from October 1994 to July 2000. He is still Chairman of Inland Real Estate Corporation. He is Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks taught in Chicago's public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago. He is a registered Direct Participation Program Limited Principal with the National Association of Securities Dealers. He is a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning as well as a member of the National Association of Real Estate Investment Trusts (NAREIT).

    BRENDA G. GUJRAL (age 59) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC). She is also President and Chief Operating Officer of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

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

Mrs. Gujral began her career with Inland in 1977, becoming an officer in 1982. Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

    CATHERINE L. LYNCH (age 42) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 56) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. She is a Director of Inland Real Estate Investment Corporation, Inland Securities Corporation, and Inland Investment Advisors, Inc. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal and a Registered Investment Advisor.

    PATRICIA A. DELROSSO (age 48) joined Inland in 1985. Ms. DelRosso serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative, a member of the Urban Land Institute and a member of the Northern Illinois Commercial Association of Realtors.

    KELLY TUCEK (age 38) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

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

The Partnership is permitted to engage in various transactions involving Affiliates of the General Partner of the Partnership, as described under the captions "Compensation and Fees" on pages 8 to 10 and "Conflicts of Interest" on pages 10 to 13 of the Prospectus, and on pages A-12 through A-22 of the Partnership Agreement, included as an exhibit to the Prospectus. The relationship of the General Partner (and its directors and officers) to its Affiliates is set forth above in Item 10 .

In connection with the sales at Wellington Place, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.

The General Partner of the Partnership and its Affiliates may be reimbursed for their out-of-pocket expenses relating to the administration of the Partnership. In 2000, the General Partner of the Partnership was due reimbursement for such expenses in the amount of $22,730, of which $1,387 was unpaid at December 31, 2000.

An Affiliate of the General Partner earned management fees of $2,223 in 2000, in connection with managing the Partnership's investment property, all of which was paid at December 31, 2000.

As of February 1, 1999, the General Partner of the Partnership advanced funds on a short-term basis to the Partnership to pay off its mortgage payable balance of $780,288 plus accrued interest through the maturity date. During 2000, the Partnership made principal paydowns on this note totaling $336,081. The balance of the mortgage payable to the General Partner of $450,000 has a current interest rate of 9.5% and requires monthly interest only payments. A final balloon payment of all outstanding principal and all accrued and unpaid interest, if any, is due on December 31, 2001. This loan may be extended at the Partnership's option.

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

Item 13   Certain Relationships and Related Transactions

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

None

No Annual Report or proxy material for the year 2000 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE GROWTH FUND II, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/ Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	March 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
General Partner

/s/ Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	March 28, 2001

/s/ Patricia A. DelRosso

By:	Patricia A. DelRosso
Senior Vice President
Date:	March 28, 2001

/s/ Kelly Tucek

By:	Kelly Tucek
Asst. Vice President
Date:	March 28, 2001

/s/ Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 28, 2001

/s/ Robert H. Baum

By:	Robert H. Baum
Director
Date:	March 28, 2001