Form 10-Q
period 2001-03-31
INLAND REAL ESTATE GROWTH FUND II LP
filed 2001-05-15
CIK 817652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001

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

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Balance Sheets

March 31, 2001 and December 31, 2000
(unaudited)

Assets
	2001	2000

Current assets:
Cash and cash equivalents including amounts held by property manager	$98,029	69,822
Accrued interest receivable	34	659

Total current assets	98,063	70,481

Investment property (including acquisition fees paid to Affiliates of $59,500 at March 31, 2001 and December 31, 2000)
Land	438,388	438,388
Building and improvements	1,096,872	1,096,872

	1,535,260	1,535,260
Less accumulated depreciation	438,475	429,334
Total investment property, net of accumulated depreciation	1,096,785	1,105,926

Accrued rents receivable	12,866	16,774
Deferred leasing fees to Affiliates (net of accumulated amortization of $24,652 and $23,986 at March 31, 2001 and December 31, 2000, respectively)	1,333	1,999

Total assets	$1,209,047	1,195,180

See accompanying notes to financial statements

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2001 and December 31, 2000
(unaudited)

Liabilities and Partners' Capital
	2001	2000
Current liabilities:
Accounts payable	$6,332	-
Current portion of long-term debt	450,000	450,000
Due to Affiliates	1,457	1,387

Total current liabilities	457,789	451,387

Commission payable to Affiliates	135,000	135,000

Total liabilities	592,789	586,387

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	17,456	17,381
Cumulative cash distributions	(9,939)	(9,939)

	8,017	7,942
Limited Partners:
Units of $1,000. Authorized 25,000 Units, 3,921.25 outstanding at March 31, 2001 and December 31, 2000 (net of offering costs of $462,849, of which $59,476 was paid to Affiliates)	3,534,495	3,534,495
Cumulative net income	1,728,158	1,720,768
Cumulative cash distributions	(4,654,412)	(4,654,412)

	608,241	600,851

Total Partners' capital	616,258	608,793

Total liabilities and Partners' capital	$1,209,047	1,195,180

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2001 and 2000
(unaudited)
	2001	2000

Income:
Rental income	$51,661	51,661
Interest income	512	4,211

	52,173	55,872
Expenses:
Professional services to Affiliates	2,089	1,009
Professional services to non-affiliates	11,250	16,600
General and administrative expenses to Affiliates	3,780	6,220
General and administrative expenses to non-affiliates	354	2,754
Property operating expenses to Affiliates	556	556
Property operating expenses to non-affiliates	6,331	-
Mortgage interest	10,541	18,567
Depreciation	9,141	9,140
Amortization	666	666

	44,708	55,512

Net income	$7,465	360

Net income allocated to:
General Partner	75	4
Limited Partners	7,390	356

Net income	$7,465	360

Net income allocated to the one General Partner Unit	$75	4

Net income per weighted average Limited Partnership Units, basic and diluted	$1.88	.09

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2001 and 2000
(unaudited)
	2001	2000
Cash flows from operating activities:
Net income	$7,465	360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,141	9,140
Amortization	666	666
Changes in assets and liabilities:
Accrued rents receivable	3,908	3,913
Accrued interest and other receivable	625	10
Accounts payable	6,332	8,834
Accrued interest payable	-	18,567
Due to Affiliates	70	2,410

Net cash provided by operating activities	28,207	43,900

Net increase in cash and cash equivalents	28,207	43,900
Cash and cash equivalents at beginning of period	69,822	287,500

Cash and cash equivalents at end of period	$98,029	331,420

Supplemental disclosure of cash flow information:

Cash paid for mortgage and other interest	$10,541	-

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2001
(unaudited)

Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2000, which are included in the Partnership's 2000 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. As of March 31, 2001, the Partnership has repurchased a total of 117 Units ($40,906) from various Limited Partners. At March 31, 2001, included in cash and cash equivalents, is approximately $9,000 restricted for use by the Unit Repurchase Program. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations. Interim periods are not necessarily indicative of results to be expected for the year.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2001
(unaudited)

Statement of Financial Accounting Standards No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of) requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced. Adjustments for impairment loss for such a property are made in each period as necessary to report the property at the lower of carrying value or fair value less cost to sell. As of March 31, 2001, the Partnership believes no such impairment exists on its property.

(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $1,457 and $1,387 remained unpaid at March 31, 2001 and December 31, 2000, respectively.

In connection with the sales at Wellington Place apartment complex during 1991, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $556 for both the three months ended March 31, 2001 and 2000, have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2001
(unaudited)

(3) Accrued Rents Receivable

The health club lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include a decrease of $3,908 and $3,913 in 2001 and 2000, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $12,866 and $16,774 in related accounts receivable as of March 31, 2001 and December 31, 2000, respectively. Those amounts are expected to be collected over the terms of the related leases as scheduled rent payments are made.

(4) Note Payable to Affiliate

As of February 1, 1999, the General Partner of the Partnership advanced funds on a short-term basis to the Partnership to pay off its mortgage payable balance of $780,288 plus accrued interest through the maturity date. During 2000, the Partnership made principle paydowns on this note totaling $336,081. The balance of the note payable to the General Partner of $450,000 has a current interest rate of 9.5% and requires monthly interest only payments. A final balloon payment of all outstanding principal and all accrued and unpaid interest, if any, was due on December 31, 1999 and was extended to December 31, 2001. This note may be extended at the Partnership's option.

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

Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, not including the General Partner's contribution, of which $3,077,513 was invested in two properties. In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of March 31, 2001, the Partnership has repurchased 117 Units ($40,906) from various Limited Partners through the Unit Repurchase Program.

At March 31, 2001, the Partnership had cash and cash equivalents of $98,029, which includes approximately $9,000 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash to paydown debt, for working capital requirements and cash distributions. The Partnership's property is generating sufficient cash flow to cover operating expenses and debt service. To the extent that this source is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing or may sell this property.

Upon liquidation of the Partnership, the General Partner will make a Supplemental Capital Contribution. The Supplemental Capital Contribution shall be in an amount which will enable the Partnership to pay a liquidating distribution to the Limited Partners equal to their Adjusted Invested Capital plus a noncompounded Minimum Return of 2% per annum on their Invested Capital.

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

The decrease in mortgage interest to Affiliates for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, is the result of the paydowns of the mortgage payable during 2000.

Professional services to Affiliates increased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to an increase in accounting fees. Professional services to non-affiliates decreased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to a decrease in accounting fees.

General and administrative expenses to Affiliates decreased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to a decrease in data processing expense. General and administrative expenses to non-affiliates decreased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to a decrease in the Illinois replacement tax.

Property operating expenses to non-affiliates increased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to an increase in the expenses relating to the marketing of the Partnership's remaining property.

PART II - Other Information

Items 1 through 6 (b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE GROWTH FUND II, L.P.

By:	Inland Real Estate Investment Corporation General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	May 15, 2001

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	May 15, 2001

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	May 15, 2001