Form 10-Q
period 2001-06-30
INLAND REAL ESTATE GROWTH FUND II LP
filed 2001-08-09
CIK 817652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001

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

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Balance Sheets

June 30, 2001 and December 31, 2000
(unaudited)

Assets
	2001	2000
Current assets:
Cash and cash equivalents (including amounts held by property manager	$137,098	69,822
Accrued interest receivable	227	659

Total current assets	137,325	70,481

Investment property held for sale at June 30, 2001 (including acquisition fees paid to Affiliates of $59,500):
Land	438,388	438,388
Building and improvements less provision for impairment at June 30, 2001	909,228	1,096,872

	1,347,616	1,535,260
Less accumulated depreciation	447,616	429,334

Total investment property, net of accumulated depreciation	900,000	1,105,926

Accrued rents receivable	8,952	16,774
Deferred leasing fees to Affiliates (net of accumulated amortization of $25,319 and $23,986 at June 30, 2001 and December 31, 2000, respectively)	666	1,999

Total assets	$1,046,943	1,195,180

See accompanying notes to financial statements

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2001 and December 31, 2000
(unaudited)

Liabilities and Partners' Capital
	2001	2000
Current liabilities:
Accounts payable	$1,462	-
Note payable to Affiliates (Note 4)	450,000	450,000
Accrued interest	10,687	-
Due to Affiliates	151	1,387

Total current liabilities	462,300	451,387

Commission payable to Affiliates	135,000	135,000

Total liabilities	597,300	586,387

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	15,790	17,381
Cumulative cash distributions	(9,939)	(9,939)

	6,351	7,942
Limited Partners:
Units of $1,000. Authorized 25,000 Units, 3,921.25 Units outstanding at June 30, 2001 and December 31, 2000 (net of offering costs of $462,824, of which $59,476 was paid to Affiliates)	3,534,495	3,534,495
Cumulative net income	1,563,209	1,720,768
Cumulative cash distributions	(4,654,412)	(4,654,412)

	443,292	600,851

Total Partners' capital	449,643	608,793

Total liabilities and Partners' capital	$1,046,943	1,195,180

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2001 and 2000
(unaudited)
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Income:
Rental income	$51,659	51,661	103,320	103,322
Interest income	772	1,998	1,284	6,209

	52,431	53,659	104,604	109,531

Expenses:
Professional services to Affiliates	1,432	400	3,521	1,409
Professional services to non-affiliates	3,352	2,750	14,602	19,350
General and administrative expenses to Affiliates	2,390	3,012	6,170	9,232
General and administrative expenses to non-affiliates	3,177	1,479	3,531	4,233
Property operating expenses to Affiliates	556	556	1,112	1,112
Property operating expenses to non-affiliates	-	-	6,331	-
Mortgage interest	10,687	14,038	21,228	32,605
Depreciation	9,141	9,141	18,282	18,281
Amortization	667	666	1,333	1,332
Provision for impairment	187,644	-	187,644	-

	219,046	32,042	263,754	87,554

Net income (loss)	$(166,615)	21,617	(159,150)	21,977
Net income (loss) allocated to:
General Partner	(1,666)	216	(1,591)	220
Limited Partners	(164,949)	21,401	(157,559)	21,757

Net income (loss)	$(166,615)	21,617	(159,150)	21,977
Net income (loss) allocated to the one General Partner Unit	$(1,666)	216	(1,591)	220

Net income (loss) per 3,921.25 and 4,004.25 weighted average Limited Partner Units for 2001 and 2000, respectively	$(42.07)	5.46	(40.18)	5.55

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2001 and 2000
(unaudited)
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(159,150)	21,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,282	18,281
Amortization	1,333	1,332
Provision for impairment	187,644	-
Changes in assets and liabilities:
Accrued rents receivable	7,822	7,825
Accrued interest and other receivable	432	290
Accounts payable	1,462	-
Accrued interest payable	10,687	-
Due to Affiliates	(1,236)	408

Net cash provided by operating activities	67,276	50,113

Cash flows from financing activities:
Principal payments on note payable to Affiliate	-	(286,081)

Net cash provided by (used in) financing activities	-	(286,081)

Net increase (decrease) in cash and cash equivalents	67,276	(235,968)
Cash and cash equivalents at beginning of period	69,822	287,520

Cash and cash equivalents at end of period	$137,098	51,552

Supplemental disclosure of cash flow information:

Cash paid for mortgage and other interest	$10,541	32,605

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2001
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

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. As of June 30, 2001, the Partnership has repurchased a total of 117 Units ($40,906) from various Limited Partners. At June 30, 2001, included in cash and cash equivalents, is approximately $9,000 restricted for use by the Unit Repurchase Program. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2001
(unaudited)

Statement of Financial Accounting Standards No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of) requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. Adjustments for impairment loss for such a property are made in each period as necessary to report the property at the lower of carrying value or fair value less cost to sell. As of June 30, 2001, the Partnership has recorded a $187,644 provision for impairment. See Note (5).

The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced.

(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $151 and $1,387 remained unpaid at June 30, 2001 and December 31, 2000, respectively.

In connection with the sales at Wellington Place apartment complex during 1991, the Partnership has recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions will be deferred until the Limited Partners have received their Original Capital plus a return as specified in the Partnership Agreement.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $1,112 for both the six months ended June 30, 2001 and 2000, have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2001
(unaudited)

(3) Accrued Rents Receivable

The health club lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include a decrease of $7,822 and $7,825 in 2001 and 2000, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $8,952 and $16,774 in related accounts receivable as of June 30, 2001 and December 31, 2000, respectively. Those amounts are expected to be collected over the terms of the related leases as scheduled rent payments are made.

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

(5) Subsequent Events

In July 2001, the Scandinavian Health Club signed an amendment to their lease which extends the term for an additional seven months, through April 30, 2002. Rental payments will remain unchanged.

In July 2001, a contract to sell the Partnership's remaining property for $900,000 was executed. Pending satisfactory completion of the buyer's due diligence, the sale is expected to close on or before October 1, 2001.

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

Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, not including the General Partner's contribution, of which $3,077,513 was invested in two properties. In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of June 30, 2001, the Partnership has repurchased 117 Units ($40,906) from various Limited Partners through the Unit Repurchase Program.

At June 30, 2001, the Partnership had cash and cash equivalents of $137,098, which includes approximately $9,100 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash to paydown debt, for working capital requirements and cash distributions. The Partnership's property is generating sufficient cash flow to cover operating expenses and debt service. To the extent that this source is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing or may sell this property.

Upon liquidation of the Partnership, the General Partner will make a Supplemental Capital Contribution. The Supplemental Capital Contribution shall be in an amount which will enable the Partnership to pay a liquidating distribution to the Limited Partners equal to their Adjusted Invested Capital plus a noncompounded Minimum Return of 2% per annum on their Invested Capital.

Results of Operations

As of September 23, 1998, the Partnership listed and was actively marketing the Scandinavian Health Club property for sale. The Partnership's business plan continues to be to sell the property and pay off the debt. In the event the property cannot be sold before the lease expires in April 2002, the Partnership may need to consider a redevelopment and refinancing of the property from it's current use to offices. The General Partner has agreed not to demand payment under the loan.

In July 2001, a contract to sell the Partnership's remaining property for $900,000 was executed. Pending satisfactory completion of the buyer's due diligence, the sale is expected to close on or before October 1, 2001.

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

The decrease in mortgage interest to Affiliates for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, is the result of the paydowns of the mortgage payable during 2000.

Professional services to Affiliates increased for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, due to an increase in accounting fees. Professional services to non-affiliates decreased for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, due to a decrease in accounting fees.

General and administrative expenses to Affiliates decreased for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, due to a decrease in data processing expense. General and administrative expenses to non-affiliates decreased for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, due to a decrease in the Illinois replacement tax.

Property operating expenses to non-affiliates increased for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, due to an increase in the expenses relating to the marketing of the Partnership's remaining property.

PART II - Other Information

Items 1 through 6 (b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE GROWTH FUND II, L.P.

By:	Inland Real Estate Investment Corporation General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	August 8, 2001

/S. PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	August 8, 2001

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	August 8, 2001