Form 10-Q
period 2001-09-30
INLAND REAL ESTATE GROWTH FUND II LP
filed 2001-11-13
CIK 817652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

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

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Balance Sheets

September 30, 2001 and December 31, 2000
(unaudited)

Assets
	2001	2000
Current assets:
Cash and cash equivalents (including amounts held by property manager	$166,513	69,822
Accrued interest receivable	230	659

Total current assets	166,743	70,481

Investment property held for sale at September 30, 2001 (including acquisition fees paid to Affiliates of $59,500):
Land	438,388	438,388
Building and improvements less provision for impairment at September 30, 2001	909,228	1,096,872

	1,347,616	1,535,260
Less accumulated depreciation	447,616	429,334

Total investment property, net of accumulated depreciation	900,000	1,105,926

Accrued rents receivable	-	16,774
Deferred leasing fees to Affiliates (net of accumulated amortization of $25,985 and $23,986 at September 30, 2001 and December 31, 2000, respectively)	-	1,999

Total assets	$1,066,743	1,195,180

See accompanying notes to financial statements

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2001 and December 31, 2000
(unaudited)

Liabilities and Partners' Capital
	2001	2000
Current liabilities:
Accounts payable	$500	-
Note payable to Affiliates (Note 4)	450,000	450,000
Due to Affiliates	722	1,387

Total current liabilities	451,222	451,387

Commission payable to Affiliates	-	135,000

Total liabilities	451,222	586,387

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	17,448	17,381
Cumulative cash distributions	(9,939)	(9,939)

	8,009	7,942
Limited Partners:
Units of $1,000. Authorized 25,000 Units, 3,921.25 Units outstanding at September 30, 2001 and December 31, 2000 (net of offering costs of $462,824, of which $59,476 was paid to Affiliates)	3,534,495	3,534,495
Cumulative net income	1,727,429	1,720,768
Cumulative cash distributions	(4,654,412)	(4,654,412)

	607,512	600,851

Total Partners' capital	615,521	608,793

Total liabilities and Partners' capital	$1,066,743	1,195,180

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2001 and 2000
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Income:
Rental income (Note 3)	$46,620	51,661	149,940	154,983
Interest income	700	688	1,984	6,897
	47,320	52,349	151,924	161,880
Expenses:
Professional services to Affiliates	1,682	2,393	5,203	3,802
Professional services to non-affiliates	151	2,750	14,753	22,100
General and administrative expenses to Affiliates	2,153	3,138	8,323	12,370
General and administrative expenses to non-affiliates	488	974	4,019	5,207
Property operating expenses to Affiliates	555	555	1,667	1,667
Property operating expenses to non-affiliates	-	-	6,331	-
Mortgage interest to Affiliates	10,747	11,973	31,975	44,578
Depreciation	-	9,140	18,282	27,421
Amortization	666	667	1,999	1,999
Provision for impairment	-	-	187,644	-
	16,442	31,590	280,196	119,144

Net operating income (loss)	30,878	20,759	(128,272)	42,736
Gain on sale (Note 2)	135,000	-	135,000	-

Net income	$165,878	20,759	6,728	42,736
Net income allocated to:
General Partner	1,658	207	67	427
Limited Partners	164,220	20,552	6,661	42,309

Net income	$165,878	20,759	6,728	42,736

Net income allocated to the one General Partner Unit	$1,658	207	67	427

Net income per 3,921 and 3,995 weighted average Limited Partner Units for 2001 and 2000, respectively	$41.88	5.24	1.70	10.79

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2001 and 2000
(unaudited)
	2001	2000
Cash flows from operating activities:
Net income	$6,728	42,736
Adjustments to reconcile net income to net cash provided by operating activities:
Recognition of gain on sale	(135,000)	-
Depreciation	18,282	27,421
Amortization	1,999	1,999
Provision for impairment	187,644	-
Changes in assets and liabilities:
Accrued rents receivable	16,774	11,734
Accrued interest and other receivable	429	287
Accounts payable and accrued expenses	500	708
Due to Affiliates	(665)	773

Net cash provided by operating activities	96,691	85,658

Cash flows from financing activities:
Principal payments of long-term debt	-	(286,081)

Net cash used in financing activities	-	(286,081)

Net increase (decrease) in cash and cash equivalents	96,691	(200,423)
Cash and cash equivalents at beginning of period	69,822	287,520

Cash and cash equivalents at end of period	$166,513	87,097

Supplemental disclosure of cash flow information:

Cash paid for mortgage and other interest	$31,975	44,578

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2001
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

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. As of September 30, 2001, the Partnership has repurchased a total of 117 Units ($40,906) from various Limited Partners. At September 30, 2001, included in cash and cash equivalents, is approximately $9,100 restricted for use by the Unit Repurchase Program. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2001
(unaudited)

Statement of Financial Accounting Standards No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of) requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. Adjustments for impairment loss for such a property are made in each period as necessary to report the property at the lower of carrying value or fair value less cost to sell. At June 30, 2001, the Partnership recorded a $187,644 provision for impairment.

The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced. In July 2001, a contract to sell the Partnership's remaining property for $900,000 was executed. Pending satisfactory completion of the buyer's due diligence, the sale is expected to close on or before December 31, 2001.

(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $722 and $1,387 remained unpaid at September 30, 2001 and December 31, 2000, respectively.

In connection with the sales at Wellington Place apartment complex during 1991, the Partnership had recorded $135,000 of sales commissions payable to Affiliates of the General Partner to be deferred until the Limited Partners received their Original Capital plus a return as specified in the Partnership Agreement. Based on the current contract price to sell the Partnership's remaining asset the Limited Partners will not receive the necessary return specified in the Partnership Agreement in order to pay the deferred sales commission to the Affiliate of the General Partner. Accordingly, as of September 30, 2001, the Partnership has recorded additional gain relating to the sales at the Wellington Place apartment complex.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $1,667 for both the nine months ended September 30, 2001 and 2000, have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2001
(unaudited)

(3) Accrued Rents Receivable

The health club lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include a decrease of $16,774 and $11,734 in 2001 and 2000, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $0 and $16,774 in related accounts receivable as of September 30, 2001 and December 31, 2000, respectively.

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

Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, not including the General Partner's contribution, of which $3,077,513 was invested in two properties. In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of September 30, 2001, the Partnership has repurchased 117 Units ($40,906) from various Limited Partners through the Unit Repurchase Program.

At September 30, 2001, the Partnership had cash and cash equivalents of $166,513, which includes approximately $9,100 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash to paydown debt, for working capital requirements and cash distributions. The Partnership's property is generating sufficient cash flow to cover operating expenses and debt service. To the extent that this source is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing or may sell this property.

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

In July 2001, a contract to sell the Partnership's remaining property for $900,000 was executed. Pending satisfactory completion of the buyer's due diligence, the sale is expected to close on or before December 31, 2001. Based on the current contract price to sell the Partnership's remaining asset the Limited Partners will not receive the necessary return specified in the Partnership Agreement in order to pay the deferred sales commission to the Affiliate of the General Partner. Accordingly, as of September 30, 2001, the Partnership has recorded additional gain relating to the sales at the Wellington Place apartment complex.

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

The decrease in mortgage interest to Affiliates for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, is the result of the paydowns of the mortgage payable during 2000.

Professional services to Affiliates increased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to an increase in accounting fees. Professional services to non-affiliates decreased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to a decrease in accounting fees.

General and administrative expenses to Affiliates decreased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to a decrease in data processing expense. General and administrative expenses to non-affiliates decreased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to a decrease in the Illinois replacement tax.

Property operating expenses to non-affiliates increased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to an increase in the expenses relating to the marketing of the Partnership's remaining property.

PART II - Other Information

Items 1 through 6 (b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE GROWTH FUND II, L.P.

By:	Inland Real Estate Investment Corporation General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	November 13, 2001

/S. PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	November 13, 2001

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	November 13, 2001