Form 10-K
period 2001-12-31
INLAND REAL ESTATE GROWTH FUND II LP
filed 2002-03-27
CIK 817652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2001

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

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1. Business

The Registrant, Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution, of which $3,077,513 was invested in two properties. In addition, offering proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. All of the holders of these Units have been admitted to the Partnership. As of December 31, 2001, the Partnership has repurchased through the Unit Repurchase Program a total of 127 Units ($41,739) from various Limited Partners. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

The Partnership is engaged solely in the business of real estate investment. The Partnership currently owns one property, Scandinavian Health Club, which represents their industry segment. The results of the segment are presented in the financial statements of the Partnership.

The Partnership made real property investments as set forth in the following table:

Name of	Number	Purchase	Type of
Property and Location	of Units	Date	Ownership(a)

Wellington Place Apartments	108	04/19/88	Fee ownership of land
Carol Stream, Illinois		(Sold 1991)	and improvements

Scandinavian Health Club	N/A	04/21/89	Fee ownership of land
Columbus, Ohio (b)		(Sold 2002)	and improvements

  Reference is made to Note 2 of the Notes to Financial Statements filed with this Annual Report for the current outstanding principal balance and a description of the mortgage indebtedness secured by the Partnership's real property investment.
  This property was sold January 31, 2002. See Note 6 of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made.

As of December 31, 1991, the Partnership had sold all of the eighteen buildings comprising the Wellington Place apartment complex for a total gross sales price of approximately $4,472,000 to be received in installments. These receivables were paid in full as of December 31, 1998.

The Partnership's remaining real property investment was located in Columbus, Ohio and was subject to competition from similar types of properties in the vicinity in which it is located. This property is fully leased to Scandinavian Health Club. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenues or assets by geographic region, and as such a presentation is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership had no employees during 2001.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 and Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made.

Item 2. Properties

The Partnership owned directly the property referred to under Item 1 above to which reference is hereby made for a description of the property.

Item 3. Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 2001.

PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 2001, there were 337 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

Although the Partnership has established a Unit Repurchase Program, funds for repurchase of Units are limited. Reference is made to "Unit Repurchase Program" on page 18 of the Prospectus of the Partnership dated September 21, 1987, incorporated herein by reference. The Partnership has approximately $8,300 restricted for the repurchase of Units at December 31, 2001.

Item 6. Selected Financial Data

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

For the years ended December 31, 2001, 2000, 1999, 1998 and 1997

(not covered by Independent Auditors' Report)

	2001	2000	1999	1998	1997

Total assets	$1,012,227	1,195,180	1,467,561	1,430,187	1,509,987
	========	========	========	========	========
Long-term debt	$-	-	-	-	786,015
	========	========	========	========	========
Total income	$207,912	214,610	217,982	217,292	219,784
	========	========	========	========	========
Net operating income (loss)	(200,564)	63,191	37,976	61,971	58,989
Gain on sale of investment property (b)	135,000	-	-	9,950	-

Net income (loss)	$(65,564)	63,191	37,976	71,921	58,989
	========	========	========	========	========
Net income (loss) allocated to the one General Partner Unit:
Net operating income (loss)	(2,006)	632	380	620	590
Gain on sale of investment property (b)	1,350	-	-	99	-

	$(656)	632	380	719	590
	========	========	========	========	========
Net income (loss) allocated per Limited Partnership Unit (c):
Net operating income (loss)	(50.66)	15.95	9.45	15.32	14.58
Gain on sale of investment property (b)	34.10	-	-	2.46	-

	$(16.56)	15.95	9.45	17.78	14.58
	========	========	========	========	========

Item 6. Selected Financial Data, continued

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

For the years ended December 31, 2001, 2000, 1999, 1998 and 1997

(not covered by Independent Auditors' Report)

	2001	2000	1999	1998	1997

Cash distributions to Limited Partners	$-	-	-	63,710	64,671
	========	========	========	========	========
Cash distributions to Limited Partners per Unit (c)	$-	-	-	15.91	16.15
	========	========	========	========	========
Weighted average of Limited Partnership Units outstanding	$3,919.25	3,921.25	3,976.50	4,004.25	4,004.25
	========	========	========	========	========
  The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.
  The gain in 2001 relates to the reversal of accrued sales commission related to the prior sale of the Wellington Place Apartments.
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

Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, not including the General Partner's contribution, of which $3,077,513 was invested in two properties (as described in Note 2 of the Notes to Financial Statements filed with this Annual Report). In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of December 31, 2001, the Partnership has repurchased 127 Units ($41,739) from various Limited Partners through the Unit Repurchase Program.

At December 31, 2001, the Partnership had cash and cash equivalents of $216,929, which includes approximately $8,300 restricted for the repurchase of Units through the Unit Repurchase Program. The Partnership intends to use available cash for working capital requirements and cash distributions.

The Partnership is generating sufficient cash flow to cover operating expenses and debt service. To the extent that these sources are insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner.

The General Partner has agreed to make a Supplemental Capital Contribution. The Supplemental Capital Contribution shall be in an amount which will enable the Partnership to pay a liquidating distribution to the Limited Partners equal to their Adjusted Invested Capital plus a noncompounded Minimum Return of 2% per annum on their Invested Capital. The General Partner made a Supplemental Capital Contribution of approximately $450,000 in March 2002.  After consideration of the Supplemental Capital Contribution, the Partnership believes that it has sufficient funds to satisfy its obligations.

Results of Operations

As of December 31, 1991, the Partnership had sold all of the eighteen buildings comprising the Wellington Place apartment complex. The remaining property owned by the Partnership, a health club, is leased until March 2002 to Scandinavian Health Spa Inc., a wholly owned subsidiary of Bally's Health and Tennis Corporation on a "triple-net" basis, which means that in addition to paying base rent, the tenant is also responsible for the payment of insurance, taxes and maintenance.

As of September 23, 1998, the Partnership had listed and began actively marketing the Scandinavian Health Club property for sale at an amount in excess of its carrying value. The listing agreement expired on January 31, 1999, however, the Partnership continued to market the property for sale. The Partnership, which had ceased depreciation as of September 23, 1998, began depreciation of the property, and all previously unrecognized depreciation was recorded in 1999.

On February 1, 1999, the General Partner of the Partnership advanced funds on a short-term basis to the Partnership to pay off its mortgage payable balance of $780,288 plus accrued interest through the maturity date. During 2000, the Partnership made principle paydowns on this note totaling $336,081. The balance of the mortgage payable to the General Partner of $450,000 had a current interest rate of 9.5% and required monthly interest only payments. A final balloon payment of all outstanding principal and all accrued and unpaid interest, if any, was due on December 31, 2001. This loan was extended at the Partnership's option.

In July 2001, a contract was signed to sell the Partnership's remaining property for $900,000. The Partnership's remaining asset was sold on January 31, 2002. After the costs of sale, the Partnership received $795,298. Based on the sale price, the Partnership has recorded a provision for impairment of $292,346 relating to the Scandinavian Health Club for the year ended December 31, 2001.

Based on the sale price received on the Partnership's remaining asset the Limited Partners will not receive the necessary return specified in the Partnership Agreement in order for the Partnership to pay the deferred sales commission to the Affiliate of the General Partner related to the Wellington Place apartment complex. Accordingly, the Partnership has recorded additional gain relating to the sales at the Wellington Place apartment complex.

The increase in professional services to Affiliates for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is due to an increase in legal services required by the Partnership. The increase in professional services to Affiliates for the year ended December 31, 2000, as compared to the year ended December 31, 1999, is due to an increase in accounting services and legal services required by the Partnership. The decrease in professional services to non-affiliates for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is due to a decrease in accounting fees.

The decrease in general and administrative expenses to Affiliates for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is due to a decrease in data processing and investor service expenses. The decrease in general and administrative expenses to non-affiliates for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is due to a decrease in printing. The decrease in general and administrative expenses to non-affiliates for the year ended December 31, 2000, as compared to the year ended December 31, 1999, is due to a decrease in state taxes.

Property operating expenses to non-affiliates increased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to expenses relating to the marketing of the Partnership's remaining asset.

The decrease in mortgage interest to Affiliates for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is the result of the paydowns on the mortgage payable in 2000. The Partnership made a $150,000 paydown on the mortgage in January 2002 and paid the remaining principal and accrued interest totaling $316,280 in February 2002, after the sale of the final asset.

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations, for each quarter during the years ended December 31, 2001 and 2000.

	2001
	12/31	09/30	06/30	03/31
Total income	$55,988	47,320	52,431	52,173
Net income (loss)	(72,292)	165,878	(166,615)	7,465

Net income (loss) per common share, basic and diluted:	(18.47)	42.30	(42.49)	1.90

	2000
	12/31	09/30	06/30	03/31
Total income	$52,730	52,349	53,659	55,872
Net income	20,455	20,759	21,617	360

Net income per common share, basic and diluted:	5.22	5.29	5.51	.09

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8. Financial Statements and Supplementary Data

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Independent Auditors' Report

The Partners
Inland Real Estate Growth Fund II, L.P.:

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Growth Fund II, L.P. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                                  KPMG LLP

Chicago, Illinois
March 21, 2002

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Balance Sheets

December 31, 2001 and 2000

Assets
	2001	2000

Current assets:
Cash and cash equivalents including amounts held by property manager	$216,929	69,822
Accrued interest receivable	-	659

Total current assets	216,929	70,481

Investment property held for sale (including acquisition fees paid to Affiliates of $59,500 at December 31, 2001 and 2000) (Notes 1 and 2):
Land	438,388	438,388
Building and improvements less provision for impairment at December 31, 2001	804,526	1,096,872

	1,242,914	1,535,260
Less accumulated depreciation	447,616	429,334
Total investment property, net of accumulated depreciation and provision for impairment	795,298	1,105,926

Accrued rents receivable (Notes l and 5)	-	16,774
Deferred leasing fees to Affiliates (net of accumulated amortization of $25,985 and $23,986 at December 31, 2001 and 2000, respectively) (Note 1)	-	1,999

Total assets	$1,012,227	1,195,180
	=========	=========

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2001 and 2000

Liabilities and Partners' Capital

	2001	2000
Current liabilities:
Accounts payable	$7,385	-
Current portion of long-term debt (Note 2)	450,000	450,000
Accrued interest payable	10,775	-
Due to Affiliates (Note 4)	1,671	1,387

Total current liabilities	469,831	451,387

Commission payable to Affiliates (Notes 2 and 4)	-	135,000

Total liabilities	469,831	586,387

Partners' capital (Notes 1, 3 and 4):
General Partner:
Capital contribution	500	500
Cumulative net income	16,725	17,381
Cumulative cash distributions	(9,939)	(9,939)

	7,286	7,942
Limited Partners:
Units of $1,000. Authorized 25,000 Units, 3,911.25 and 3,921.25 outstanding at December 31, 2001 and 2000, respectively (net of offering costs of $462,849, of which $59,476 was paid to Affiliates)	3,533,662	3,534,495
Cumulative net income	1,655,860	1,720,768
Cumulative cash distributions	(4,654,412)	(4,654,412)

	535,110	600,851

Total Partners' capital	542,396	608,793

Total liabilities and Partners' capital	$1,012,227	1,195,180
	=========	=========

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Income:
Rental income (Note 5)	$205,513	206,640	206,640
Interest income	2,399	7,970	11,342

	207,912	214,610	217,982
Expenses:
Professional services to Affiliates	7,914	6,629	3,740
Professional services to non-affiliates	22,003	24,850	24,583
General and administrative expenses to Affiliates	9,782	16,101	16,861
General and administrative expenses to non-affiliates	4,846	6,086	10,079
Property operating expenses to Affiliates	2,223	2,223	2,223
Property operating expenses to non-affiliates	6,331	-	-
Mortgage interest	42,750	56,303	73,674
Depreciation	18,282	36,562	45,235
Amortization	1,999	2,665	3,611
Provision for impairment	292,346	-	-

	408,476	151,419	180,006

Net operating income (loss)	(200,564)	63,191	37,976
Gain on prior sale of investment property (Note 2)	135,000	-	-

Net income (loss)	$(65,564)	63,191	37,976
	=========	=========	=========
Net income (loss) allocated to (Note 3):
General Partner	(656)	632	380
Limited Partners	(64,908)	62,559	37,596

Net income (loss)	$(65,564)	63,191	37,976
	=========	=========	=========
Net income (loss) allocated to the one General Partner Unit	$(656)	632	380
	=========	=========	=========
Net income (loss) per weighted average Limited Partnership Unit, basic and diluted (3,919.25, 3,921.25 and 3,976.50 for the years ended December 31, 2001, 2000 and 1999, respectively)	$(16.56)	15.95	9.45
	=========	=========	=========

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2001, 2000 and 1999

	General	Limited
	Partner	Partners	Total

Balance January 1, 1999	$6,930	507,609	514,539

Net income (Note 3)	380	37,596	37,976
Repurchase of Units	-	(6,913)	(6,913)

Balance December 31, 1999	7,310	538,292	545,602

Net income (Note 3)	632	62,559	63,191

Balance December 31, 2000	7,942	600,851	608,793

Net income (loss) (Note 3)	(656)	(64,908)	(65,564)
Repurchase of Units	-	(833)	(833)

Balance December 31, 2001	$7,286	535,110	542,396
	=========	=========	=========

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Cash flows from operating activities:
Net income (loss)	$(65,564)	63,191	37,976
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on prior sale of investment property	(135,000)	-	-
Accrued rents receivable	16,774	15,650	15,650
Depreciation	18,282	36,562	45,235
Amortization	1,999	2,665	3,611
Provision for impairment	292,346	-	-
Accrued interest payable	10,775	-	-
Due to Affiliates	284	509	518
Changes in other assets and liabilities	8,044	(194)	(263)
Net cash provided by operating activities	147,940	118,383	102,727

Cash flows from financing activities:
Proceeds from note payable to Affiliate	-	-	786,081
Principal payments of long-term debt	-	(336,081)	(780,288)
Repurchase of Units	(833)	-	(6,913)
Net cash used in financing activities	(833)	(336,081)	(1,120)
Net increase (decrease) in cash and cash equivalents	147,107	(217,698)	101,607
Cash and cash equivalents at beginning of year	69,822	287,520	185,913
Cash and cash equivalents at end of year	$216,929	69,822	287,520
	=========	=========	=========
Supplemental disclosure of cash flow information:

Cash paid for mortgage interest	$31,975	56,303	73,674
	=========	=========	=========

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2001, 2000 and 1999

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution. All of the holders of these Units have been admitted to the Partnership. As of December 31, 2001, the Partnership has repurchased a total of 127 units ($41,739) from various Limited Partners. At December 31, 2001, included in cash and cash equivalents, is approximately $8,300 restricted for use by the Unit Repurchase Program. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Offering costs have been offset against the Limited Partners' capital accounts.

Deferred loan costs were amortized on a straight-line basis over the life of the loan. Deferred leasing fees were amortized on a straight-line basis over the term of the related lease.

Statement of Financial Accounting Standards No. 121 requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced or is expected to commence in the near term. Effective September 23, 1998, the Partnership began to actively market its investment property which was then classified as held for sale. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. The listing agreement expired on January 31, 1999; however, the Partnership continued to market the property for sale. The Partnership which had ceased depreciation as of September 23, 1998, began depreciation of the property, and all previously unrecognized depreciation has been recorded in 1999. Adjustments for impairment loss for such a property are made in each period as necessary to report the property at the lower of carrying value or fair value less cost to sell. As of December 31, 2001, the Partnership has recorded a provision for impairment of $292,346 on its property based upon the estimated sales proceeds to be received from the sale of its investment property (Note 6).

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

The Partnership's records are maintained on the accrual basis of accounting in accordance with GAAP. The Federal income tax return has been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts as adjusted for Federal income tax reporting purposes. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows:

2001	2000
		Tax		Tax
	GAAP	Basis	GAAP	Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$1,012,227	1,762,350	1,195,180	1,668,804

Partner's capital:
General Partner	7,286	10,164	7,942	8,063
Limited Partners	535,110	1,282,355	600,851	1,075,199

Net income (loss):
General Partner	(656)	2,100	632	798
Limited Partners	(64,908)	207,988	62,559	78,982

Net income per Limited Partnership Unit, basic and diluted	(16.56)	53.17	15.95	20.14

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(2) Investment Properties

(a) Wellington Place, Carol Stream, Illinois

During 1991, the Partnership sold all of the eighteen buildings comprising the Wellington Place apartment complex to unaffiliated third parties. The Partnership had recorded wrap around installment contracts receivable as a result of these sales, subject to existing mortgage notes. The gain was recognized as cash was received over the life of the related installment contracts. As of December 31, 1998, all of the gain had been recognized. The gain recognized was net of $135,000 of sales commission payable to Affiliates of the General Partner, which was reversed in 2001 (Note 4).

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

As of September 23, 1998, the Partnership listed and was actively marketing the Scandinavian Health Club property for sale at an amount in excess of its carrying value. The listing agreement expired on January 31, 1999, however, the Partnership continued to market the property for sale. The Partnership which had ceased depreciation as of September 23, 1998, began depreciation of the property as of July 28, 1999 and all previously unrecognized depreciation totaling $8,672 was recorded as of December 31, 1999.

On February 1, 1999, the General Partner of the Partnership advanced funds on a short-term basis to the Partnership to pay off its mortgage payable balance of $780,288 plus accrued interest through the maturity date. During 2000, the Partnership made principle paydowns on this note totaling $336,081. The balance of the mortgage payable to the General Partner of $450,000 has a current interest rate of 9.5% and requires monthly interest only payments. A final balloon payment of all outstanding principal and all accrued and unpaid interest, if any, was due on December 31, 1999 but was extended to December 31, 2001. This loan can be extended at the Partnership's option. The General Partner had agreed not to demand payment under the loan.

In July 2001, a contract was signed to sell the Partnership's remaining property for $900,000 and the Partnership ceased depreciation. The Partnership remaining asset was sold on January 31, 2002. After the costs of sale, the Partnership received $795,298. Based on the sale price, the Partnership has recorded a provision for impairment of $292,346 relating to the Scandinavian Health Club.

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

The General Partner has agreed to make, if necessary, a Supplemental Capital Contribution. The Supplemental Capital Contribution shall be in an amount which will enable the Partnership to pay a liquidating distribution to the Limited Partners equal to their Adjusted Invested Capital plus a noncompounded Minimum Return of 2% per annum on their Invested Capital. The General Partner made a Supplemental Capital Contribution of approximately $450,000 in March 2002.

(4)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $1,671 and $1,378 remained unpaid at December 31, 2001 and 2000, respectively.

In connection with the sales at Wellington Place apartment complex during 1991, the Partnership had recorded $135,000 of sales commissions payable to Affiliates of the General Partner to be deferred until the Limited Partners received their Original Capital plus a return as specified in the Partnership Agreement. Based on the contract price related to the sale of the Partnership's remaining asset the Limited Partners did not receive the necessary return specified in the Partnership Agreement in order to pay the deferred sales commission to the Affiliate of the General Partner. Accordingly, as of December 31, 2001, the Partnership has recorded additional gain relating to the sales at the Wellington Place apartment complex.

An Affiliate of the General Partner is entitled to receive Property Management Fees for management and leasing services. Management fees of $2,223 for each of the years ended December 31, 2001, 2000, and 1999, respectively have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(5)   Leases

At December 31, 2001, the Partnership's principal asset consists of a health club which is occupied by one tenant, Scandinavian Health Spa Inc. which is a wholly owned subsidiary of Bally's Health and Tennis Corporation, under a triple net lease which requires that in addition to paying base rent, the tenant is also responsible for the payment of insurance, taxes and maintenance.

The property is subject to a lease which expired in October 2001 but was extended to March 2002, and required an initial base rent per annum of $183,710. The rent increased to $202,082 in October 1991 and $222,288 in October 1996.

The Partnership has determined that the lease relating to this property is properly classified as an operating lease; therefore, rental income is reported when earned and the cost of the property, excluding the cost of land, is depreciated over the estimated useful life.

The lease contains provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include a decrease of $16,774 in 2001 and $15,650 in 2000, and 1999, of rental income for the period of occupancy for which stepped rent increases apply and $0 and $16,774 in related accrued rents receivable as of December 31, 2001 and 2000, respectively. Those amounts are expected to be collected over the terms of the related lease as scheduled rent payments are made.

(6)  Subsequent Events

In January 2002, the Partnership made a $150,000 principal paydown on the note payable to the General Partner. In February 2002, the Partnership paid the remaining principal and accrued interest of $316,280.

On January 31, 2002, the Partnership sold its remaining asset, the Scandinavia Health Club for $795,298, net of closing costs.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 2001.

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

    DANIEL L. GOODWIN (age 58) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

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

    ROBERT H. BAUM (age 57) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois and is a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides educational and emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 57) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of ten persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. He has directly overseen the purchase of close to $4 billion of income producing real estate from 1968 to the present.

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

    ROBERT D. PARKS (age 58) has been with The Inland Group Inc. ("Inland") and its affiliates since 1968 and is one of the four original principals; Chairman of Inland Real Estate Investment Corporation and Director of Inland Securities Corporation. Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation. He is Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc. He is a director of Inland Real Estate Advisory Services, Inc., Inland Investment Advisors, Inc., Partnership Ownership Corp., Inland Southern Acquisitions, Inc. and Inland Southeast Investment Corp., and he is a Trustee of Inland Mutual Fund Trust.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago. He is a registered Direct Participation Program Limited Principal with the National Association of Securities Dealers, Inc. He is also a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning, as well as a member of the National Association of Real Estate Investments Trusts, Inc.

    BRENDA G. GUJRAL (age 60) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC). She is also President and Chief Operating Officer of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

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

    CATHERINE L. LYNCH (age 43) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 57) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President--Investments of IREIC, directing the day-to-day internal operations of the General Partner. Ms. Matlin is a Director of IREIC and ISC. She is President and Director of Inland Investment Advisors, Inc. and Intervest Southern Real Estate Corporation and a trustee of Inland Mutual Fund Trust. Until December 31, 2001, she was a Director of Inland Apartment Acquisitions, Inc. Prior to joining Inland, she spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin received her B.A. Degree from the University of Illinois. She is registered with the NASD as a general securities principal and investment advisor.

    PATRICIA A. DELROSSO (age 49) joined Inland in 1985. Ms. DelRosso serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. DelRosso also serves as President of the newly formed Inland Real Estate Exchange Corporation. In this capacity, she develops, implements and evaluates business plans for tenant-in-common and customized 1031 tax-deferred exchange replacement property offerings. Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative, a member of the Urban Land Institute and a member of the Northern Illinois Commercial Association of Realtors.

    KELLY TUCEK (age 39) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

Item 11. Executive Compensation

The General Partner is entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described under the caption "Cash Distributions" on page 44 and "Allocation of Profits or Losses" on page 43 of the Prospectus, and on pages A-7 to A-10 of the Partnership Agreement, included as an exhibit to the Prospectus. Reference is also made to Note 3 of the Notes to Financial Statements filed with this Annual Report for a description of such distributions and allocations. The General Partner received a share of Partnership income in 2001.

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

In connection with the sales at Wellington Place, the Partnership had recorded $135,000 of sales commissions payable to Affiliates of the General Partner. Such commissions were deferred until the Limited Partners received their Original Capital plus a return as specified in the Partnership Agreement. Based on the sale price received on the Partnership's remaining asset the Limited Partners will not receive the necessary return specified in the Partnership Agreement in order for the Partnership to pay the deferred sales commission to the Affiliate of the General Partner. Accordingly, the Partnership has recorded additional gain relating to the sales at the Wellington Place apartment complex.

The General Partner of the Partnership and its Affiliates may be reimbursed for their out-of-pocket expenses relating to the administration of the Partnership. In 2001, the General Partner of the Partnership was due reimbursement for such expenses in the amount of $17,696, of which $1,671 was unpaid at December 31, 2001.

An Affiliate of the General Partner earned management fees of $2,223 in 2001, in connection with managing the Partnership's investment property, all of which was paid at December 31, 2001.

As of February 1, 1999, the General Partner of the Partnership advanced funds on a short-term basis to the Partnership to pay off its mortgage payable balance of $780,288 plus accrued interest through the maturity date. During 2000, the Partnership made principal paydowns on this note totaling $336,081. The balance of the mortgage payable to the General Partner of $450,000 has a current interest rate of 9.5% and requires monthly interest only payments. A final balloon payment of all outstanding principal and all accrued and unpaid interest, if any, was due on December 31, 2001. This loan can be extended at the Partnership's option. For the year ended December 31, 2001, the Partnership incurred $42,750 of interest expense, of which $10,775 was unpaid at December 31, 2001.

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

None

No Annual Report or proxy material for the year 2001 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE GROWTH FUND II, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/ Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	March 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
General Partner

/s/ Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	March 25, 2002

/s/ Patricia A. DelRosso

By:	Patricia A. DelRosso
Senior Vice President
Date:	March 25, 2002

/s/ Kelly Tucek

By:	Kelly Tucek
Asst. Vice President
Date:	March 25, 2002

/s/ Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 25, 2002

/s/ Robert H. Baum

By:	Robert H. Baum
Director
Date:	March 25, 2002