Form 10-K
period 2002-03-26
INLAND REAL ESTATE GROWTH FUND II LP
filed 2002-05-15
CIK 817652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from January 1, 2002 to March 26, 2002

(Immediately prior to termination)
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

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1. Business

The Registrant, Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution, of which $3,077,513 was invested in two properties. In addition, offering proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. All of the holders of these Units were admitted to the Partnership. As of March 26, 2002, the Partnership has repurchased through the Unit Repurchase Program a total of 127 Units ($41,739) from various Limited Partners. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. Inland Real Estate Investment Corporation was the General Partner. On March 26, 2002, the Partnership terminated. In connection with the liquidation and termination of the Partnership, funds of $47,000 were transferred to the General Partner on March 11, 2002, representing the estimated potential obligations (including administrative costs) of the Partnership. On March 26, 2002 the Partnership paid a final liquidating cash distribution to the Limited Partners in the aggregate amount of $947,404.

The Partnership was engaged solely in the business of real estate investment. The Partnership owned one property, Scandinavian Health Club, which represented its industry segment. The results of the segment are presented in the financial statements of the Partnership.

The Partnership made real property investments as set forth in the following table:
Name of	Number	Purchase	Type of
Property and Location	of Units	Date	Ownership

Wellington Place Apartments	108	04/19/88	Fee ownership of land
Carol Stream, Illinois		(Sold 1991)	and improvements

Scandinavian Health Club	N/A	04/21/89	Fee ownership of land
Columbus, Ohio		(Sold 2002)	and improvements

As of December 31, 1991, the Partnership had sold all of the eighteen buildings comprising the Wellington Place apartment complex for a total gross sales price of approximately $4,472,000 to be received in installments. These receivables were paid in full as of December 31, 1998.

The Partnership's remaining real property investment, which was sold in January 2002, was located in Columbus, Ohio and was subject to competition from similar types of properties in the vicinity in which it is located. This property was fully leased to Scandinavian Health Club. The Partnership had no real property investments located outside the United States. The Partnership does not segregate revenues or assets by geographic region, and as such a presentation is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership had no employees during 2002.

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

There were no matters submitted to a vote of security holders during 2002.

PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of March 26, 2002, there were 337 holders of Units of the Partnership. There was no public market for Units nor was it anticipated that any public market for Units would develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

Item 6. Selected Financial Data

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

For the period from January 1, 2002 to March 26, 2002 (Immediately prior to termination) and
For the years ended December 31, 2001, 2000, 1999 and 1998

(not covered by Independent Auditors' Report)
	2002	2001	2000	1999	1998

Total assets	$947,404	1,012,227	1,195,180	1,467,561	1,430,187
	========	========	========	========	========
Total income	$19,935	207,912	214,610	217,982	217,292
	========	========	========	========	========
Net operating income (loss)	(45,783)	(200,564)	63,191	37,976	61,971
Gain on sale of investment property (b)	-	135,000	-	-	9,950

Net income (loss)	$(45,783)	(65,564)	63,191	37,976	71,921
	========	========	========	========	========

Item 6. Selected Financial Data, continued

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

For the period from January 1, 2002 to March 26, 2002 (Immediately prior to termination) and
For the years ended December 31, 2001, 2000, 1999 and 1998

(not covered by Independent Auditors' Report)
	2002	2001	2000	1999	1998

Net income (loss) allocated to the one General Partner Unit:
Net operating income (loss)	(458)	(2,006)	632	380	620
Gain on sale of investment property (b)	-	1,350	-	-	99

	$(458)	(656)	632	380	719
	========	========	========	========	========
Net income (loss) allocated per Limited Partnership Unit (c):
Net operating income (loss)	(11.56)	(50.66)	15.95	9.45	15.32
Gain on sale of investment property (b)	-	34.10	-	-	2.46

	$(11.56)	(16.56)	15.95	9.45	17.78
	========	========	========	========	========
Cash distributions to Limited Partners	$-	-	-	-	63,710
	========	========	========	========	========
Cash distributions to Limited Partners per Unit (c)	$-	-	-	-	15.91
	========	========	========	========	========
Weighted average of Limited Partnership Units outstanding	$3,919.25	3,919.25	3,921.25	3,976.50	4,004.25
	========	========	========	========	========
  The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.
  The gain in 2001 relates to the prior sale of Wellington Place Apartments.
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

Liquidity and Capital Resources

On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on September 21, 1989 with a total of 4,038.25 Units being sold to the public at $1,000 per Unit resulting in $4,038,250 in gross offering proceeds, not including the General Partner's contribution, of which $3,077,513 was invested in two properties (as described in Note 2 of the Notes to Financial Statements filed with this Annual Report). In addition, proceeds were used to repay advances from the General Partner, pay offering and organization costs and make distributions to the Limited Partners. As of March 26, 2002, the Partnership has repurchased 127 Units ($41,739) from various Limited Partners through the Unit Repurchase Program. On March 26, 2002, the Partnership terminated. In connection with the liquidation and termination of the Partnership, funds of $47,000 were transferred to the General Partner on March 11, 2002, representing the estimated potential obligations (including administrative costs) of the Partnership. On March 26, the Partnership paid a final liquidating cash distribution to the Limited Partners in the aggregate amount of $947,404.

The General Partner agreed to make a Supplemental Capital Contribution in an amount which would enable the Partnership to pay a liquidating distribution to the Limited Partners equal to their Adjusted Invested Capital plus a noncompounded Minimum Return of 2% per annum on their Invested Capital. The General Partner made a Supplemental Capital Contribution of approximately $450,000 in March 2002. After consideration of the Supplemental Capital Contribution, the Partnership believes that it has sufficient funds to satisfy its obligations.

Results of Operations

As of December 31, 1991, the Partnership had sold all of the eighteen buildings comprising the Wellington Place apartment complex. On January 31, 2002, the Partnership sold its remaining asset, a health club. The health club was leased until March 2002 to Scandinavian Health Spa Inc., a wholly owned subsidiary of Bally's Health and Tennis Corporation on a "triple-net" basis, which means that in addition to paying base rent, the tenant was also responsible for the payment of insurance, taxes and maintenance.

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

In July 2001, a contract was signed to sell the Partnership's remaining property for $900,000. The Partnership's remaining asset was sold on January 31, 2002 and the Partnership received $795,298, net of selling costs. Based on the sale price, the Partnership recorded a provision for impairment of $292,346 in 2001 relating to the Scandinavian Health Club for the year ended December 31, 2001.

Based on the sale price received on the Partnership's remaining asset the Limited Partners will not receive the necessary return specified in the Partnership Agreement in order for the Partnership to pay the deferred sales commission to the Affiliate of the General Partner related to the Wellington Place apartment complex. Accordingly, in 2001 the Partnership recorded additional gain relating to the sales at the Wellington Place apartment complex.

The increase in professional services to Affiliates for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is due to an increase in legal services required by the Partnership. The increase in professional services to non-affiliates for the period ended March 26, 2002, as compared to the year ended December 31, 2001, is due to the payment of final audit and tax fees for 2001 and 2002. The decrease in professional services to non-affiliates for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is due to a decrease in accounting fees.

The decrease in general and administrative expenses to Affiliates for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is due to a decrease in data processing and investor service expenses. The increase in general and administrative expenses to non-affiliates for the period ended March 26, 2002, as compared to the year ended December 31, 2001, is due to an increase in printing. The decrease in general and administrative expenses to non-affiliates for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is due to a decrease in printing.

Property operating expenses to Affiliates and non-affiliates decreased for the period ended March 26, 2002, as compared to the year ended December 31, 2001, due to the sale of the Partnership's remaining asset. Property operating expenses to non-affiliates increased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to expenses relating to the marketing of the Partnership's remaining asset.

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

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations, for each quarter during the period ended March 26, 2002 and the year ended December 31, 2001.
		2002
					03/31
Total income	$	N/A	N/A	N/A	19,935
Net income (loss)		N/A	N/A	N/A	(45,783)

Net income per common share, basic and diluted:		N/A	N/A	N/A	(11.56)

		2001
		12/31	09/30	06/30	03/31
Total income		$55,988	47,320	52,431	52,173
Net income (loss)		(72,292)	165,878	(166,615)	7,465

Net income per common share, basic and diluted:		(18.47)	42.30	(42.49)	1.90

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8. Financial Statements and Supplementary Data

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Index	Page

Independent Auditors' Report	10

Financial Statements:

Balance Sheets, March 26, 2002 (Immediately prior to termination) and December 31, 2001	11

Statements of Operations, for the period from January 1, 2002 to March 26, 2002 (Immediately prior to termination) and for the years ended December 31, 2001 and 2000	13

Statements of Partners' Capital, for the period from January 1, 2002 to March 26, 2002 (Immediately prior to termination) and for the years ended December 31, 2001and 2000	14

Statements of Cash Flows, for the period from January 1, 2002 to March 26, 2002 (Immediately prior to termination) and for the years ended December 31, 2001 and 2000	15

Notes to Financial Statements	16

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Growth Fund II, L.P. as of March 26, 2002 (Immediately prior to termination) and December 31, 2001 and the results of its operations and its cash flows for the period from January 1, 2002 through March 26, 2002 (Immediately prior to termination) and for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

May 10, 2002

Chicago, Illinois

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Balance Sheets

March 26, 2002 (Immediately prior to termination) and December 31, 2001

Assets
	2002	2001

Current assets:
Cash and cash equivalents including amounts held by property manager	$947,404	216,929

Total current assets	947,404	216,929

Investment property held for sale (including acquisition fees paid to Affiliates of $59,500 at December 31, 2001 (Notes 1 and 2):
Land	-	438,388
Building and improvements	-	804,526

	-	1,242,914
Less accumulated depreciation	-	447,616
Total investment property, net of accumulated depreciation and provision for impairment	-	795,298

Total assets	$947,404	1,012,227
	==========	==========

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 26, 2002 (Immediately prior to termination) and December 31, 2001

Liabilities and Partners' Capital

	2002	2001
Current liabilities:
Accounts payable	$-	7,385
Current portion of long-term debt (Note 2)	-	450,000
Accrued interest payable	-	10,775
Due to Affiliates (Note 4)	-	1,671

Total liabilities	-	469,831

Partners' capital (Notes 1, 3 and 4):
General Partner:
Capital contribution	500	500
Cumulative net income	16,267	16,725
Cumulative cash distributions	(9,939)	(9,939)

	6,828	7,286
Limited Partners:
Units of $1,000. Authorized 25,000 Units, 3,911.25 outstanding (net of offering costs of $462,849, of which $59,476 was paid to Affiliates)	3,533,662	3,533,662
Cumulative net income	1,610,535	1,655,860
Reallocation of capital (Note 3)	450,791	-
Cumulative cash distributions	(4,654,412)	(4,654,412)

	940,576	535,110

Total Partners' capital	947,404	542,396

Total liabilities and Partners' capital	$947,404	1,012,227
	=========	=========

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Statements of Operations

For the period from January 1, 2002 to March 26, 2002 (Immediately prior to termination) and
For the years ended December 31, 2001 and 2000

	2002	2001	2000

Income:
Rental income (Note 5)	$18,524	205,513	206,640
Interest income	1,411	2,399	7,970

	19,935	207,912	214,610
Expenses:
Professional services to Affiliates	4,070	7,914	6,629
Professional services to non-affiliates	38,450	22,003	24,850
General and administrative expenses to Affiliates	6,090	9,782	16,101
General and administrative expenses to non-affiliates	11,418	4,846	6,086
Property operating expenses to Affiliates	185	2,223	2,223
Property operating expenses to non-affiliates	-	6,331	-
Mortgage interest	5,505	42,750	56,303
Depreciation	-	18,282	36,562
Amortization	-	1,999	2,665
Provision for impairment	-	292,346	-

	65,718	408,476	151,419

Net operating income (loss)	(45,783)	(200,564)	63,191
Gain on prior sale of investment property (Note 2)	-	135,000	-

Net income (loss)	$(45,783)	(65,564)	63,191
	=========	=========	=========
Net income (loss) allocated to (Note 3):
General Partner	(458)	(656)	632
Limited Partners	(45,325)	(64,908)	62,559

Net income (loss)	$(45,783)	(65,564)	63,191
	=========	=========	=========
Net income (loss) allocated to the one General Partner Unit	$(458)	(656)	632
	=========	=========	=========
Net income (loss) per weighted average Limited Partnership Unit, basic and diluted (3,919.25, 3,919.25 and 3,921.25 for the period ended March 26, 2002 and the years ended December 31, 2001 and 2000, respectively)	$(11.56)	(16.56)	15.95
	=========	=========	=========

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Statements of Partners' Capital

For the period from January 1, 2002 to March 26, 2002 (Immediately prior to termination) and
For the years ended December 31, 2001 and 2000

	General	Limited
	Partner	Partners	Total

Balance January 1, 2000	$7,310	538,292	545,602

Net income (Note 3)	632	62,559	63,191

Balance December 31, 2000	7,942	600,851	608,793

Net income (loss) (Note 3)	(656)	(64,908)	(65,564)
Repurchase of Units	-	(833)	(833)

Balance December 31, 2001	7,286	535,110	542,396

Net income (loss) (Note 3)	(458)	(45,325)	(45,783)
Supplemental Capital Contribution (Note 3)	450,791	-	-
Reallocation of capital (Note 3)	(450,791)	450,791	450,791

Balance March 26, 2002	$6,828	940,576	947,404
	=========	=========	=========

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the period from January 1, 2002 to March 26, 2002 (Immediately prior to termination) and
For the years ended December 31, 2001and 2000

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(45,783)	(65,564)	63,191
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on prior sale of investment property	-	(135,000)	-
Accrued rents receivable	-	16,774	15,650
Depreciation	-	18,282	36,562
Amortization	-	1,999	2,665
Provision for impairment	-	292,346	-
Accrued interest payable	(10,775)	10,775	-
Due to Affiliates	(1,671)	284	509
Changes in other assets and liabilities	(7,385)	8,044	(194)
Net cash provided by (used in) operating activities	(65,614)	147,940	118,383

Cash flows from investing activities:
Proceeds from sale of property	795,298	-	-

Net cash provided by investing activities	795,298	-	-

Cash flows from financing activities:
Principal payments of long-term debt	(450,000)	-	(336,081)
Repurchase of Units	-	(833)	-
Supplemental capital contribution	450,791	-	-
Net cash provided by (used in) financing activities	791	(833)	(336,081)
Net increase (decrease) in cash and cash equivalents	730,475	147,107	(217,698)
Cash and cash equivalents at beginning of year	216,929	69,822	287,520
Cash and cash equivalents at end of year	$947,404	216,929	69,822
	=========	=========	=========
Supplemental disclosure of cash flow information:

Cash paid for mortgage interest	$16,280	31,975	56,303
	=========	=========	=========

See accompanying notes to financial statements.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

For the period from January 1, 2002 to March 26, 2002 (Immediately prior to termination) and
For the years ended December 31, 2001 and 2000

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund II, L.P. (the "Partnership"), was formed in June 1987, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in improved residential, retail, industrial and other income producing properties. On September 21, 1987, the Partnership commenced an Offering of 25,000 Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership terminated the Offering on September 21, 1989. A total of 4,038.25 Units were sold to the public at $1,000 per Unit, yielding gross offering proceeds of $4,038,250, not including the General Partner's contribution. All of the holders of these Units have been admitted to the Partnership. As of December 31, 2001, the Partnership has repurchased a total of 127 units ($41,739) from various Limited Partners. The Limited Partners of the Partnership share in their portion of benefits of ownership of the Partnership's real property investment according to the number of Units held. Inland Real Estate Investment Corporation was the General Partner.

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

Statement of Financial Accounting Standards No. 121 requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced or is expected to commence in the near term. Effective September 23, 1998, the Partnership began to actively market its investment property which was then classified as held for sale. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. The listing agreement expired on January 31, 1999; however, the Partnership continued to market the property for sale. The Partnership which had ceased depreciation as of September 23, 1998, began depreciation of the property, and all previously unrecognized depreciation has been recorded in 1999. Adjustments for impairment loss for such a property are made in each period as necessary to report the property at the lower of carrying value or fair value less cost to sell. As of December 31, 2001, the Partnership recorded a provision for impairment of $292,346 on its property based upon the estimated sales proceeds to be received from the sale of its investment property.

The Partnership used the straight-line method of depreciation with a useful life of thirty years for buildings and improvements. Maintenance and repair expenses were charged to operations as incurred. Significant improvements were capitalized and depreciated over their estimated useful lives.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

Rental income was recognized on a straight-line basis over the term of the lease. The excess of rental income earned over the cash rent due under the provisions of the lease agreement was recorded as accrued rent receivable.

The interest rate associated with the mortgage payable approximated the market interest rate for this type of debt instrument, and as such, the carrying amount of the mortgage payable approximated its fair value.

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

2002	2001
		Tax		Tax
	GAAP	Basis	GAAP	Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$947,404	947,404	1,012,227	1,762,350

Partner's capital:
General Partner	6,828	0	7,286	10,164
Limited Partners	940,576	947,404	535,110	1,282,355

Net income (loss):
General Partner	(458)	(508,422)	(656)	2,100
Limited Partners	(45,325)	175,365	(64,908)	207,988

Net income per Limited Partnership Unit, basic and diluted	(11.56)	44.74	(16.56)	53.17

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(2) Investment Properties

(a) Wellington Place, Carol Stream, Illinois

During 1991, the Partnership sold all of the eighteen buildings comprising the Wellington Place apartment complex to unaffiliated third parties. The Partnership had recorded wrap around installment contracts receivable as a result of these sales, subject to existing mortgage notes. The gain was recognized as cash was received over the life of the related installment contracts. As of December 31, 1998, all of the gain had been recognized. The gain recognized was net of $135,000 of sales commission payable to Affiliate of the General Partner, which was reversed in 2001 (Note 4).

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

In July 2001, a contract was signed to sell the Partnership's remaining property for $900,000 and the Partnership ceased depreciation. The Partnership remaining asset was sold on January 31, 2002. After the costs of sale, the Partnership received $795,298. Based on the sale price, the Partnership recorded a provision for impairment of $292,346 in 2001 relating to the Scandinavian Health Club.

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

The General Partner has agreed to make a Supplemental Capital Contribution. The Supplemental Capital Contribution is in an amount which will enable the Partnership to pay a liquidating distribution to the Limited Partners equal to their Adjusted Invested Capital plus a noncompounded Minimum Return of 2% per annum on their Invested Capital. The General Partner made a Supplemental Capital Contribution of approximately $450,000 in March 2002.

(4)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership, of which $1,671 remained unpaid at December 31, 2001.

In connection with the sales at Wellington Place apartment complex during 1991, the Partnership had recorded $135,000 of sales commissions payable to Affiliates of the General Partner to be deferred until the Limited Partners received their Original Capital plus a return as specified in the Partnership Agreement. Based on the current contract price to sell the Partnership's remaining asset the Limited Partners did not receive the necessary return specified in the Partnership Agreement in order to pay the deferred sales commission to the Affiliate of the General Partner. Accordingly, as of December 31, 2001, the Partnership recorded additional gain relating to the sales at the Wellington Place apartment complex.

An Affiliate of the General Partner was entitled to receive Property Management Fees for management and leasing services. Management fees of $185 and $2,223 for the period ended March 26, 2002 and each of the years ended December 31, 2001 and 2000, respectively have been incurred and paid to an Affiliate and are included in the Partnership's property operating expenses to Affiliates.

INLAND REAL ESTATE GROWTH FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(5)   Leases

At December 31, 2001, the Partnership's principal asset consisted of a health club which was occupied by one tenant, Scandinavian Health Spa Inc. which is a wholly owned subsidiary of Bally's Health and Tennis Corporation, under a triple net lease which required that in addition to paying base rent, the tenant was also responsible for the payment of insurance, taxes and maintenance.

The property was subject to a lease which expired in October 2001 but was extended to March 2002, and required an initial base rent per annum of $183,710. The rent increased to $202,082 in October 1991 and $222,288 in October 1996.

The Partnership determined that the lease relating to this property is properly classified as an operating lease; therefore, rental income is reported when earned and the cost of the property, excluding the cost of land, is depreciated over the estimated useful life.

The lease contained provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include a decrease of $16,774 in 2001 and $15,650 in 2000, of rental income for the period of occupancy for which stepped rent increases apply.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 2002.

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

The General Partner of the Partnership and its Affiliates may be reimbursed for their out-of-pocket expenses relating to the administration of the Partnership. In 2002, the General Partner of the Partnership was due reimbursement for such expenses in the amount of $10,160, all of which was paid at March 26, 2002.

An Affiliate of the General Partner earned management fees of $185 in 2002, in connection with managing the Partnership's investment property, all of which was paid at March 26, 2002.

As of February 1, 1999, the General Partner of the Partnership advanced funds on a short-term basis to the Partnership to pay off its mortgage payable balance of $780,288 plus accrued interest through the maturity date. During 2000, the Partnership made principal paydowns on this note totaling $336,081. The balance of the mortgage payable to the General Partner of $450,000 had a current interest rate of 9.5% and requires monthly interest only payments. A final balloon payment of all outstanding principal and all accrued and unpaid interest, if any, was due on December 31, 2001. The Partnership made a $150,000 paydown on the mortgage in January 2002 and paid the remaining principal and accrued interest totaling $316,280 in February 2002, after the sale of the final asset. For the period ended March 26, 2002, the Partnership incurred $5,505 of interest expense, all of which was paid at March 26, 2002.

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
Dated: January 31, 2002
Item 2: Acquisition or Disposition of Assets

No Annual Report or proxy material for the year 2002 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE GROWTH FUND II, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/ Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	May 14, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
General Partner

/s/ Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	May 14, 2002

/s/ Patricia A. DelRosso

By:	Patricia A. DelRosso
Senior Vice President
Date:	May 14, 2002

/s/ Kelly Tucek

By:	Kelly Tucek
Asst. Vice President
Date:	May 14, 2002

/s/ Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	May 14, 2002

/s/ Robert H. Baum

By:	Robert H. Baum
Director
Date:	May 14, 2002